Form 10QSB
period 1996-06-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1996-08-30
CIK 948070

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                      FORM 10-QSB


( X )        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

Commission File Number: 0-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     13-3835325
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    448 West 16th Street, New York, NY 10011
                    (Address of principal executive offices)

                                 (212) 675-6666
                           (Issuer's telephone number)


      -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock,  $.001 par value.  3,005,000  shares  outstanding as of August 29,
1996

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                                      INDEX

                                                                         Page(s)


PART 1.   Financial Information

  ITEM 1. Financial Statements

          Consolidated Condensed Balance Sheets - June 30, 1996
          (Unaudited) and September 30, 1995                                  3.

          Consolidated Condensed Statements of Operations (Unaudited) -
          Nine and Three Months Ended June 30, 1996 and 1995                  4.

          Consolidated Condensed Statements of Cash Flows (Unaudited) -
          Nine Months Ended June 30, 1996 and 1995                            5.

          Notes to Interim Consolidated Condensed Financial
          Statements (Unaudited)                                           6.-7.


  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        8.-9.

PART 2.   Other Information                                                  10.


SIGNATURES                                                                   11.


EXHIBITS: Exhibit 27 - Financial Data Schedule                               12.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                      June 30,        September 30
                                                                                        1996             1995
                                                                                     -----------      -----------
                                                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                          $   703,378      $     2,207
  Accounts receivable - net of allowances for doubtful accounts of $14,921               730,717          603,715
  Inventories                                                                            630,000        1,785,189
  Loans and advances - affiliates (Note 3a)                                              809,658             --
  Advances to affiliate (Note 2)                                                         285,000             --
  Loan receivable - officer                                                              331,136          257,222
  Prepaid expenses and other current assets                                               29,500           29,500
                                                                                     -----------      -----------
TOTAL CURRENT ASSETS                                                                   3,519,389        2,677,833
                                                                                     -----------      -----------

FIXED ASSETS:
  Furniture and fixtures                                                                  11,547           11,547
  Machinery and equipment                                                                 17,814           17,814
                                                                                     -----------      -----------
                                                                                          29,361           29,361
  Less: accumulated depreciation                                                           9,444            5,040
                                                                                     -----------      -----------
                                                                                          19,917           24,321
                                                                                     -----------      -----------
OTHER ASSETS:
  Investment in convertible preferred stock (Note 4)                                   2,554,000             --
  Security deposits                                                                       34,684           34,684
  Deferred offering costs (Note 5)                                                          --            145,000
  Cost in excess of net assets acquired - net of accumulated amortization                 25,167           26,667
                                                                                     -----------      -----------
                                                                                       2,613,851          206,351
                                                                                     -----------      -----------
                                                                                     $ 6,153,157      $ 2,908,505
                                                                                     ===========      ===========

                        - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Accounts payable                                                                   $   360,164      $   502,298
  Accrued expenses and other liabilities                                                 231,763           64,788
                                                                                     -----------      -----------
TOTAL CURRENT LIABILITIES                                                                591,927          567,086
                                                                                     -----------      -----------
LONG-TERM DEBT PAYABLE TO AFFILIATE  (Note 3b)                                              --            989,500
                                                                                     -----------      -----------
MINORITY INTEREST IN SUBSIDIARY (Note 1)                                                    --               --
                                                                                     -----------      -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY  (Notes 3b and 5):
  Common stock,  $.001 par value;  10,000,000 shares  authorized,  3,005,000 and
    2,085,000 shares issued and outstanding at
    June 30, 1996 and September 30, 1995, respectively                                     3,005            2,085
  Additional paid-in capital                                                           8,262,256        1,909,315
  Retained earnings (deficit)                                                         (2,704,031)        (559,481)
                                                                                     -----------      -----------
                                                                                       5,561,230        1,351,919
                                                                                     -----------      -----------
                                                                                     $ 6,153,157      $ 2,908,505
                                                                                     ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           For the Three Months Ended        For the Nine Months Ended
                                                     June 30,                          June 30,
                                          ----------------------------      ----------------------------
                                              1996             1995             1996             1995
                                          -----------      -----------      -----------      -----------
NET SALES                                 $ 1,466,454      $1,664,545       $ 3,439,896      $ 5,466,324
                                          -----------      -----------      -----------      -----------
COSTS AND EXPENSES:
  Cost of sales                             2,179,993        1,467,039        4,789,593        4,964,624
  Operating expenses                          307,367          231,394          760,552          676,072
                                          -----------      -----------      -----------      -----------
                                            2,487,360        1,698,433        5,550,145        5,640,696
                                          -----------      -----------      -----------      -----------
(LOSS) FROM OPERATIONS                     (1,020,906)         (33,888)      (2,110,249)        (174,372)
                                          -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Interest expense                            (26,922)         (18,750)         (67,870)        (136,845)
  Interest and other income (expense)          21,636           11,494           33,569              558
                                          -----------      -----------      -----------      -----------
                                               (5,286)          (7,256)         (34,301)        (136,287)
                                          -----------      -----------      -----------      -----------
(LOSS) BEFORE MINORITY INTERESTS           (1,026,192)         (41,144)      (2,144,550)        (310,659)
  Minority interests (Note 1)                    --               --               --               --
                                          -----------      -----------      -----------      -----------
(LOSS) BEFORE PROVISION (CREDIT)
  FOR INCOME TAXES                         (1,026,192)         (41,144)      (2,144,550)        (310,659)
  Provision (credit) for income taxes            --               --               --               --
                                          -----------      -----------      -----------      -----------
NET (LOSS)                                $(1,026,192)     $   (41,144)     $(2,144,550)     $  (310,659)
                                          ===========      ===========      ===========      ===========

(LOSS) PER COMMON SHARE (Note 6)                $(.34)           $(.02)           $(.83)           $(.17)
                                                =====            =====            =====            =====
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (Note 6)                                  3,005,000        1,800,000        2,592,007        1,800,000
                                          ===========      ===========      ===========      ===========

               The accompanying notes are an integral part of thes
                        consolidated financial tatements.

                MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                            For the Nine Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                             1996             1995
                                                                          -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                              $(2,144,550)     $  (310,659)
  Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:
    Allowance for doubtful accounts                                              --              8,000
    Depreciation of fixed assets                                                4,404            4,717
    Amortization of excess of costs over net assets acquired                    1,500            1,500
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable                               (127,002)       1,183,040
    Decrease (increase) in inventories                                      1,155,189         (469,123)
    (Increase) in loan to supplier                                               --           (135,000)
    (Increase) in prepaid expenses and other current assets                      --            (14,500)
    (Decrease) in accounts payable                                           (142,134)        (231,163)
    Increase in accrued expenses and other liabilities                        166,975            8,560
                                                                          -----------      -----------
     Net cash (used for) provided by operating activities                  (1,085,618)          45,372
                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans to officers                                                           (73,914)        (114,992)
  Advances to affiliates                                                     (809,658)            --
  Advances to equity investee                                                (285,000)            --
  Purchases of fixed assets                                                      --            (28,496)
  Security deposits paid                                                         --            (14,684)
                                                                          -----------      -----------
     Net cash (used for) investing activities                              (1,168,572)        (158,172)
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock and warrants                       3,944,861             --
  Expenses associated with initial public offering                               --           (145,000)
  Loans received from (repaid to) affiliate                                  (989,500)         290,546
                                                                          -----------      -----------
     Net cash provided by financing activities                              2,955,361          145,546
                                                                          -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     701,171           32,746

  Cash and cash equivalents, at beginning of year                               2,207           21,333
                                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $   703,378      $    54,079
                                                                          ===========      ===========

SUPPLEMENTAL INFORMATION:
  Taxes paid                                                              $      --        $      --
  Interest paid                                                                  --               --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1  - BASIS OF PRESENTATION:

          The consolidated financial statements include the accounts of Multimedia Concepts International Inc. ("the Company") and its 55% owned subsidiary, American Eagle Industries Corp. "Industries" and its wholly owned subsidiary, Match II, Inc. Through June 30, 1996 losses applicable to the minority shareholders exceeded their interest in Industries, which was reduced to zero, and as such, excess losses were charged against the operations of the Company. Future earnings attributable to the minority interest in Industries, if any, will first be credited to the operations of the Company, to the extent that such excess losses were previously absorbed by the Company. Industries began operations in August 1994.

          All intercompany transactions and balances have been eliminated on consolidation.

          In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, the statements of operations for the nine and three month periods ended June 30, 1996 and 1995 and the statements of cash flows for the nine month periods ended June 30, 1996 and 1995.

          It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto of the Company, included in its registration statement on Form SB-2, which became effective on November 9, 1995 and which is incorporated herein by reference.

          The results of operations for the three and nine month periods ended June 30, 1996, should not be regarded as necessarily indicative of the results that may be expected for the full year.


NOTE 2  - ADVANCES TO AFFILIATE:

          The Company owns 34% of the issued and outstanding stock of Multi Media Publishing Corp. ("MMP"), a development stage company with no significant operations. As of June 30, 1996, the Company had advanced $100,000 to this affiliate.


NOTE 3  - DUE FROM (TO) AFFILIATES:

     (a) As of June 30, 1996 the Company had advanced an aggregate of $809,658 to entities affiliated to one of the directors/executive officers of the Company. Such advances are non-interest bearing and are repayable on demand.

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
           NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE 3  - DUE FROM (TO) AFFILIATES  (Continued):

     (b) On September 28, 1995, an affiliate to whom the Company owed $2,500,000, agreed to convert a portion of this receivable to equity in the Company. In exchange for a reduction of $1,510,500 in the amount it owed the affiliate, the Company agreed to issue 285,000 shares of common stock at $5.00 per share and 570,000 redeemable common stock warrants at $.15 per warrant. These prices are the same as the price offered to the public in an initial public offering (see
          Note 5).

          This debt, on which interest was being charged at an annual rate of 10%, was repaid in full as of June 30, 1996.


NOTE 4  - INVESTMENT IN PREFERRED STOCK:

          In connection with an employment agreement entered into with an executive officer, in May 1996 the Company granted an option to such officer to acquire 2,900,000 common stock purchase warrants at a price of $2.50 per warrant (market value), payable either in cash or other securities. As of June 30, 1996, the officer had purchased these warrants with payment being made through the transfer of 528,000 shares of convertible preferred stock in another publicly traded company, Play Co. Toys & Entertainment Corp. The Company has valued this preferred stock at $2,554,000, the deemed fair value based upon such factors as dilution, lack of marketability, etc. This investment has been reflected as a non-current asset based upon the intent of management.


NOTE 5  - EQUITY FINANCING:

          In January 1996, the Company, through its underwriter, successfully completed an initial public offering of 920,000 shares of common stock (including the underwriter's over allotment) at a price of $5.00 per share, together with two warrants for each share, at a price of $.15 per warrant.

          The net proceeds to the Company from the sale of the common stock and warrants offered, after deducting underwriting discounts and commissions and other expenses of the offering were approximately $3,945,000.


NOTE 6  - EARNINGS (LOSS) PER SHARE:

          Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following is management's discussion and analysis of significant factors which have affected the registrant's financial position and operations during the period ended June 30, 1996.

          Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation; its name was changed to its present name in June 1995. The Company acquired fifty-five (55%) percent of the capital stock of American Eagle Industries Corp. ("Industries") in June, 1994. In June 1994, Industries acquired 100% of the issued and outstanding shares of common stock of Match II, Inc. The Company also acquired thirty-four (34%) percent of the issued and outstanding capital stock of Multi Media Publishing Corp. ("MMP"), in June 1995.

          Industries designs and manufactures a line of private label knit tops predominantly for men and boys, including two types of t-shirts (one with a pocket and one without) and two types of polo shirts (one with a button collar and one without). American Eagle also manufactures a lightweight denim jacket.

          Match II sells its own brand name of ladies' tops and coordinates under the tradename "Match II". The Match II garments are sold nationally in boutique stores and specialty chain stores.

          MMP is a development stage entity, with no significant operations, which has to date completed the production of two computer compact disc read only memory discs ("CD-ROM"), which are CD-ROM versions of three clinical books.

          The financial information presented herein includes: (i) Balance sheets as of June 30, 1996 and September 30, 1995, (ii) Statements of operations for the three and nine month periods ended June 30, 1996 and 1995 and (iii) Statements of cash flows for the nine month periods ended June 30, 1996 and 1995.

          Results of Operations

          Sales for the three and nine months ended June 30, 1996 were $1,466,000 and $3,440,000, respectively as compared to $1,665,000 and
          $5,466,000, respectively for the comparable periods of the prior year. These decreases were primarily due to a reduction in sales to the Company's most significant customer, K-Mart. There is no assurance that K-Mart will resume buying from the Company at previous levels or that the Company will be able to replace this volume of sales lost with another customer.

          Overhead costs for the three and nine months ended June 30, 1996 were $307,000 and $761,000, respectively. For the three and nine months ended June 30, 1995, overhead costs were $231,000 and $676,000, respectively. The increases in costs were primarily due to increased consulting fees.

          Interest expense decreased when comparing the nine months ended June 30, 1995 to June 30, 1996. For the nine month periods the decrease was from $137,000 to $68,000, as the Company repaid all outstanding loans from the proceeds of its initial public offering (see below).

          For the three months ended June 30, 1996 the Company reflected a loss of approximately $1,026,000 or $.34 per share. For the three months ended June 30, 1995 the Company reflected a loss of approximately $41,000 or $.02 per share. The higher loss for 1996 was a result of lower revenues and having a much higher cost of sales during the 1996 period. For the six months ended June 30, 1996, the Company reflected a loss of $2,145,000 ($.83 per share) as compared to the six months ended June 30, 1995 whereby the Company reflected a loss of $311,000 or $.17 per share. The higher 1996 loss was due to a 37% sales decline and to a higher cost of sales.

          Liquidity and Capital Resources

          At June 30, 1996 the Company had cash of $703,000 and working capital of $2,927,000. At September 30, 1995 the Company had cash of $2,000, working capital of $2,111,000 and long- term debt of $989,000.

          The improvement between September 30, 1995 and June 30, 1996 was due to the fact that in January, 1996, the Company, through its underwriter, successfully completed an initial public offering of 920,000 shares, including the underwriter's overallotment, of its common stock (together with two warrants for each share) and received net proceeds of approximately $3,945,000.

          The Company currently has made no material capital commitments and none are currently contemplated.

          Management   believes  that  the  funds  it  presently  has  available
          (primarily from its IPO) are sufficient for at least the ensuing twelve month period.

                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings - None.

ITEM 2.   Changes in Securities - None.

ITEM 3.   Defaults Upon Senior Securities - None.

ITEM 4.   Submissions of Matters to a Vote of Security
          Holders - None.

ITEM 5.   Other Information - None.

ITEM 6.   Exhibits

          (a) Exhibit 27 - Financial Data Schedule

          (b) None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  January 30, 1996

                                             MISTER JAY FASHIONS
                                               INTERNATIONAL, INC.



                                       By:   /s/ Ilan Arbel
                                             -----------------------------------
                                             ILAN ARBEL, Chief Executive Officer




                                       By:   /s/ Allean Goode
                                             -----------------------------------
                                             ALLEAN GOODE, Treasurer