Form 10KSB
period 1996-09-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1997-02-07
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                    13-3835325
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

                              448 West 16th Street
                            New York, New York 10011
               (Address of principal executive offices) (Zip Code)

                                 (212) 675-6666
              (Registrant's telephone number, including area code)

                    Securities registered pursuant to Section
                               12(b) of the Act:

Title of each class                Name of each exchange on which registered
                                      NONE

Securities   registered  pursuant  to  Section
12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

                         Common Stock Purchase Warrants
                                (Title of Class)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant's revenues for its fiscal year ended September 30, 1996 were $5,727,320.

The aggregate market value of the voting stock on February 5, 1997 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $3,572,400, based upon the average bid and asked prices for such Common Stock on said date ($2.29), as reported by a market maker. On such date, there were 3,005,000 shares of Registrant's Common Stock outstanding.


                                     PART I


                  ITEM 1.
                  DESCRIPTION OF BUSINESS

General

Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was initially formed as a holding company by members of the Arbel family for the purpose of forming an integrated clothing design, manufacturing and distribution operation. In June 1994 the Company acquired 55% of the outstanding shares of common stock of American Eagle, which acquired 100% of the outstanding shares of Match II. In June 1995 the Company acquired 34% of the outstanding shares of common stock of MMP.

Unless the context otherwise requires, all references to the "Company" prior to January 1997 include American Eagle and its wholly owned subsidiary, Match II. All references to the "Company" after December 31, 1996 include only its wholly owned subsidiary, U.S. Apparel Corp. In the discussion of the Company's business operations, the activities described with respect to American Eagle and Match II, commencing January 1997 are being engaged in by The Company through its subsidiary U.S. Apparel Corp., with American Eagle and Match II ceasing operations.

No separate business description shall be provided for U.S. Apparel Corp.

Recent Developments

In January 1997 the Company formed a wholly-owned subsidiary, U.S. Apparel Corp., New York corporation, to design and manufacture a line of private label cotton "T-shirts" and "polo" type tops predominantly for men. The business plan for U.S. Apparel Corp., is similar to the business previously engaged in by American Eagle Industries Corp. ("American Eagle") and Match II, Inc. ("Match II"). The Company as 55% stockholder and sole financing arm of American Eagle terminated its relationship with American Eagle due to continued losses stemming from its expenses. The Company believes that its management will enable it to build its business in a cost-effective profitable manner. To this end U.S. Apparel Corp., has recently received its own vendor number from K-Mart, American Eagle's prior principal customer. In January 1997 U.S. Apparel Corp. received its first two purchase orders from K-Mart aggregating sales of over $600,000.

On December 23, 1996, the Company held a special meeting of its stockholders and authorized the Company to (i) authorize the Corporation to sell or dispose of its shares of common stock of American Eagle Industries Corp. or effect the dissolution thereof and (ii) authorize the Corporation to sell or dispose of its shares of common stock of Multi Media Publishing, Inc., unless contrary instructions are given. At the meeting the stockholders approved the two proposals by a vote of 1,659,150 and 1,659,450, respectively, voting for the proposals, 3,400 and 1,200, respectively voting against the proposals and 4,500 and 6,400, respectively, abstaining.
See Item 4 "Submission Of Matters To A Vote Of Security Holders."

         In December 1996 in accordance with the vote of its stockholders, the Company terminated its financing and business relationships with both American Eagle and MMP (as such terms are defined below).

Acquisitions

     American Eagle Industries Corp. ("American Eagle") was formed in June 1994 by Ilan Arbel EACC, Carolyn Seymour Jones, Dorothy Zimmerman, Neil Benaderat and Anita Friedman, at which time 200,000 shares of its common stock were issued at $.01 per share. EACC purchased 110,000 shares or 55% percent of American Eagle's common stock. EACC contributed these shares to the capital of the Company in June, 1994. Yair Arbel, a director of the Company, is an officer, director and the sole stockholder of EACC. See "Certain Transactions."

     Match II, Inc. ("Match II") was formed by Transatlantic Commerce Corp. ("TACC") in February 1993 at which time TACC purchased 100 shares of Match II common stock, which constituted 100% of its outstanding shares. In June 1994, American Eagle acquired the shares owned by TACC, as a contribution to capital. Yair Arbel, a director of the Company is the sole stockholder of TACC. Ilan Arbel is an officer and director of TACC.

     Multi Media Publishing, Inc., ("MMP") was formed in July 1994 by its founders TACC, Bert Spilker, M.D., Howard I. Wertheim, D.M.D., and Lampert & Lampert, counsel to the Company, with TACC owning 34% of the outstanding shares and each of Messrs. Spilker and Werthheim and affiliates of Lampert & Lampert owning 22% of the outstanding shares. TACC donated the shares of MMP owned by it as a contribution to the capital to the Company in June 1995.

American Eagle Industries Corp.

     American Eagle designs and manufactures a line of private label cotton "T-shirts" and "polo" type tops predominantly for men. The garments are designed in New York City and are typically made from fabric which is 100% cotton. American Eagle purchases approximately 70% of its fabric, or piece goods, from suppliers located in Guatemala and approximately 30% of its piece goods from suppliers in the United States. The piece goods purchased in both Guatemala and the United States are shipped to Honduras, where they are dyed, cut and assembled by subcontractors and then shipped to American Eagle's warehouse in Florida pending delivery to American Eagle's customers. The goods are then shipped to customers by air or truck common carriers, depending upon customers' needs with respect to cost and time considerations, although all goods purchased by K-Mart are picked up by K-Mart's carriers at American Eagle's warehouse in Florida.

     Most of American Eagle's private label garments are sold through major department stores such as K-Mart and Ames Department Stores. Sales to K-Mart accounted for approximately 95% of the Company's revenues for the years ended September 30, 1994 and __% for the year ended September 30, 1995 and September 30, 1996.

Match II, Inc.

     Match II, a wholly owned subsidiary of American Eagle and sells its own brand name ladies knit tops and coordinates under the trade-name "Match II". The Company's Match II garments are sold nationally in boutiques and specialty chain stores. Sales of Match II garments accounted for approximately 1% and 3% of the Company's revenues for the years ended September 30, 1995 and 1996, respectively.

     All of the Match II garments are designed and manufactured at its production facility located at 448 West 16th Street, New York, New York, with the exception of sewing, which is provided by unaffiliated subcontractors in the New York metropolitan area. Match II garments are produced from fabrics which are purchased, together with all non-fabric sub-materials (zippers, buttons and trimmings) from independent manufacturers and suppliers in the New York metropolitan area.

     Employees of Match II, design and cut patterns for the Match II garments, cuts the fabric and ship the cut fabric, together with required non-fabric sub-materials, to sewing subcontractors, which then sew and assemble garments for Match II. All completed Match II garments are delivered by the sewing subcontractors to Match II for final inspection, allocation and shipment to customers. The goods are shipped to customers by air or truck common carriers, depending upon customers' needs with respect to cost and time considerations. The Match II garments are sold by management and salaried sales personnel of at the Company's showroom/sales office.

Business Strategy

     The Company's strategy is to focus on the design, manufacture and sale of both private-label and brand name knit tops for men, women and children. The Company is of the belief that sales through department stores offer it the best market for its American Eagle lines and through specialty stores and boutiques for its Match II lines. The Company further believes that off-shore manufacturing of its garments in Honduras currently offers it the most cost-effective means of manufacturing its garments. Notwithstanding the foregoing, the Company may in the future manufacture its garments domestically or in other jurisdictions abroad if it becomes cost-effective.

Design and Manufacturing

     American Eagle engaged American Eagle Imports Ltd. ("AEI"), a consulting company formed by Carolyn Seymour Jones and Harmon Shidlosky to provide sales and design consulting services at a weekly fee of $5,000. With the termination of the Company's financing of American Eagle, this consulting agreement was terminated.

     The Company's garments consist of original designs and modifications and copies of existing designs. In designing the Company's garments, the Company first creates the pattern of he new garment and sews samples of the new garments, which are then delivered to the Company's sales personnel and showroom for introduction to the Company's existing customers and the trade.

     American Eagle currently designs and manufactures a line of private label knit tops predominantly for men, including two types of T-shirts, one with a pocket and one without, and two types of polo shirts, one with collar buttons and one without. American Eagle also manufactures a lightweight denim jacket. Match II currently offers a line of private label women's tops in approximately 14 different styles. The Company is continually seeking to design and market new products for both its American Eagle and Match II lines

Supplies and Inventory

     American Eagle purchases its fabrics predominantly from Guatemala. Most of American Eagle's non-fabric sub-materials (zippers, buttons, and trimmings) are purchased from New York City-based manufacturers and suppliers. American Eagle generally pays for fabrics and non-fabric sub-materials upon receipt. As is customary in the industry, American Eagle does not have long-term formal arrangements with any of its suppliers and purchases its supplies based upon specific design and order requirements. Match II garments are produced from fabrics which are purchased, together with all non-fabric sub-materials, from independent manufacturers and suppliers in the New York metropolitan area. Neither American Eagle nor Match II have experienced difficulty in satisfying their fabric and non-fabric requirements and considers their sources of supply adequate. The Company's inventory of garments varies depending upon its backlog of purchase orders and its financial position. Quality Control

     American Eagle conducts limited quality control in Honduras to ensure that finished goods meet American Eagle's standards. The quality control person inspects samples of garments on a random basis to ensure compliance with American Eagle's specifications.

Marketing and Sales

     Most of American Eagle's private label garments are sold through major department stores in the United States such as K-Mart and Ames Department
Stores. Sales to K-Mart accounted for approximately 95% of the Company's revenues for the years ended September 30, 1995 and 1996. The Company bills its clients on a net 30- day basis. There is a lag time between the time the raw materials are purchased, the final products are produced and shipped and receipt of payment is received. Late or non-payment could cause material adverse effects on the Company's cash flow and operations, especially since a large portion of the Company's sales are to one customer.


     American Eagle and Match II do not sell on consignment and do not accept return of products other than imperfect goods or goods shipped in error. Imperfect goods are generally replaced with new, conforming goods.

     The Company believes that a key feature of its business is its ability to design, manufacture and sell low cost garments which are similar in style and appearance to more expensive garments.

Work in Progress; Backlog

     A significant portion of the Company's sales are generated from short term purchase orders from customers who place orders on an as-needed basis. The Company typically manufactures its products upon receipt of orders from its customers and delivers goods within four weeks of receipt of an order. The Company generally manufactures approximately 10% more goods than is ordered by customers in anticipation of reorders from customers. Information relative to open purchase orders at any date may be materially affected by, among other things, the timing of recording of orders and shipments. Accordingly, the Company does not believe that the amount of its unfilled orders at any time is meaningful. As of the date of this report the Company has unfilled purchase orders of approximately $600,000 with respect to two purchase orders received from K-Mart.

Financing

     The Company bills its client's on a net 30-day basis. There is a lag time between the time the raw materials are purchased, the final products are produced and shipped and receipt of payment is received. Although it is customary in the garment industry to finance receivables through "factoring" (i.e., financing secured by accounts receivable of the borrower's customers), the Company has not, to date, factored any of its receivables. Although the Company has no present intention to do so, it may rely on factoring to finance future operations.


Competition

     There is intense competition in the apparel industry in which the Company participates. American Eagle designs, manufactures and markets a line of T-shirts and polo shirts to large department stores and Match designs, manufactures and markets a line of blouses to small boutiques and specialty stores. The Company competes with many other manufacturers in these markets, many of which are larger and have greater resources than the Company.

     The Company's business is highly competitive, with relatively insignificant barriers to entry and with numerous firms competing for the same customers. The Company is in direct competition with local, regional and national clothing manufacturers, many of which have greater resources and more extensive distribution and marketing capabilities than the Company. In addition, many large retailers have recently commenced sales of "store brand" garments which compete with those sold by the Company. Management believes that the Company's market share is insignificant in its product lines.

     Many of the national clothing manufacturers have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with department Stores and national retail clothing chains to jointly advertise and market their products. Since the Company does little advertising and has no agreement with any department store or national retail chain to advertise any of its products, the Company competes with companies which have brand names which are well known to the public. It can be expected that a retail shopper will buy a garment from a "brand name" entity before that of an unknown entity, if all other factors are equal.

Employees

     As of September 30, 1996, the Company employed __ full-time persons, of which ___ were officers, (NEED INFO HERE). None of the employees of the Company is represented by a union, and the Company considers employee relations to be good.

Multi Media Publishing, Inc.

     The Company invested $285,000 in Multi Media Publishing, Inc., ("MMP") of which at September 30, 1996 the total amount owed was $120,000. This company has not earned any revenues and does not have any operations. The Company has ceased the financing of this companies activities and intends to seek an accounting of and the return of the funds its has invested.

     MMP was formed in July, 1994 by its founders, TACC (34%), Bert Spilker, M.D. (22%), Howard I. Wertheim, D.M.D. (22%), affiliates of Lampert & Lampert (22%), TACC owning 34% of the outstanding shares. TACC donated the shares of MMP owned by it as a contribution to the capital of American Eagle in June 1995. MMP is a development stage entity, which to date, has completed the production of two computer compact disc read only memory discs ("CD-ROM"), which are CD-ROM versions of three clinical books authored by Bert Spilker, M.D. and published by Raven Press. One of the discs contains the text of two clinical study books, entitled "Guide to Clinical Trials" and "Patient Recruitment in Clinical Trials." The second disc contains the text of Dr. Spilker's "Medical Dictionary in Six Languages." The CD-ROM version of "Guide to Clinical Trials" and "Patient Recruitment in Clinical Trials is being co-published by MMP and Raven Press, with expenses and profits, if any, to be split equally between such parties. The CD-ROM version of "Medical Dictionary in Six Languages" is being published solely by MMP. Dr. Spilker has written 10 other books; however, there is no present intention to publish any of them on CD-ROM.

     MMP and Raven Press, a publisher of several of Dr. Spilker's books, have entered into an agreement whereby the Company and Raven Press will split the expenses and profits with respect to CD-ROM sales of the "Guide to Clinical Trials" and "Patient Recruitment in Clinical Trials" books. The Company being responsible for the conversion of the two books to CD-ROM and Raven Press being responsible for the marketing and sales of the product. With respect to the "Medical Dictionary in Six Languages" book, Raven Press shall provide the text to MMP in return for a 15% royalty on gross sales. MMP will have the right to market and distribute the CD-ROM for such book.

     The electronic publication of information for the consumer, educational, pharmaceutical and medical profession all markets relates to two rapidly growing industries in the United States, the health care industry and the information services industry.

     The growth in the information services industry has been facilitated by the development of electronic data storage and delivery technology and the increased affordability and availability of such technology. During the past decade, advances in the quality and quantity of low cost data storage and delivery have made possible mass marketing of computer hardware and software.

     A MMP has focused on interactive multimedia CD-ROM technology for IBM-compatible personal computers using Microsoft Windows. Other interactive multimedia formats are currently being introduced by hardware developers. The formats (sometimes referred to as platforms) which are in various stages of development, are television based and require either game cartridges or compact disc players attached to televisions. The introduction of such platforms could render MMP's current titles obsolete in the future, unless MMP was able to reintroduce such titles in new or developing platforms, of which there can be no assurance. Because the success of such platforms will be dependent, to some extent, on the availability of software titles designed for such platforms, MMP is optimistic that it can obtain, where necessary, licenses to use these platforms. However, no assurances can be given that such licenses can be obtained or that they can be obtained on commercially reasonable terms. As of the date of this report no such licenses have been obtained and no current negotiations are ongoing.

ITEM 2.
PROPERTIES

     The Company sub-leases 6,000 square feet of industrial space at 448 West 16th Street, New York, New York, where it leases its administrative offices, factory and warehouse. The sub-lease is for a term of 4 years, terminating on December 31, 1998, at a rate of approximately $36,000 per annum. The Company uses the showroom of an affiliate of the Company's president without any compensation, located at 112 West 34th Street, New York, New York, which combined is approximately 1,000 square feet. The lease for the Company's prior showroom has been terminated.

ITEM 3.
LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. No director, officer or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

     In November 1996 Congress Talcott, Inc. obtained a judgment after trial against American Eagle in the Supreme Court of New York, in an action for a sum due. The entire claim was settled and disposed of in January 1997 and the judgment paid in full.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On  December  23,  1996,  the  Company  held  a  special   meeting  of  its
stockholders, at which time it proposed to its stockholders On December 23, 1996, the Company held a special meeting of its stockholders and authorized the Company to (i) authorize the Corporation to sell or dispose of its shares of common stock of American Eagle Industries Corp. or effect the dissolution thereof and (ii) authorize the Corporation to sell or dispose of its shares of common stock of Multi Media Publishing, Inc., unless contrary instructions are given. At the meeting the stockholders approved the two proposals by votes of 1,659,150 and 1,659,450, respectively, voting for the proposals, 3,400 and 1,200, respectively voting against the proposals and 4,500 and 6,400, respectively, abstaining. Therefore, both proposals were adopted by the Company.

                  ITEM 5.
                  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Warrants are currently quoted on the Nasdaq SmallCap Stock Market. The following table sets forth representative high and low closing bid quotes as reported by a market maker, during the periods stated below. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.

                              Common Stock(1)     Public Warrants(1)

Calendar Period               Low       High      Low       High
10/09/95 - 12/31/95           6 3/8     8 3/4     3/4       3 1/4
01/01/96 - 03/31/96           8         9 1/4     1 5/8     2 1/2
04/01/96 - 06/30/96           8 3/4     9 1/4     2 1/8     3
07/01/96-  09/30/96           4 3/4     8 3/4     1 1/4     3 3/4
10/01/96- 12/31/96            1 3/4     4 3/4     11/32     1 5/16
01/01/97- 01/31/97

     Each Warrant entitles the holders thereof to purchase one share of the Company's Common Stock at an exercise price of $7.00 per share until November 8, 1997. The Warrants and the underlying shares of Common Stock are in registered form, pursuant to the terms of a Warrant agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent, so that the holders of the Warrants will receive upon their exercise and payment therefor, registered shares of Common Stock. The Company's registration statement is not current, therefore, the Warrants are not currently exercisable.

     As of February 6, 1997 there were 35 holders of record of the Company's Common Stock, although the Company believes that there are approximately 700 beneficial owners of shares of Common Stock. As of September 30, 1996, the number of shares of Common Stock outstanding of the Company was 3,005,000.

     The Nasdaq Stock Market has sent a letter to the Company advising that due to transactions which Nasdaq views as against certain policies that the Company's listing is scheduled for termination on February 17, 1997. The Company has and will continue to fight the delisting procedures commenced by Nasdaq.

                                     PART II

                  ITEM 6.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of significant factors which have affected the registrant's financial position and operations.

     Multimedia Concepts International, Inc. is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation; its name was changed to its present name in June 1995. The Company acquired fifty-five (55%) percent of the capital stock of American Eagle Industries Corp. in June, 1994. In June 1994, American Eagle acquired 100% of the issued and outstanding shares of common stock of Match II, Inc. The Company also acquired thirty-four (34%) percent of the issued and outstanding capital stock of Multi Media Publishing Corp. in June 1995.

     American Eagle designs and manufactures a line of private label knit tops predominantly for men and boys, including two types of T-shirts (one with a pocket and one without) and two types of polo shirts (one with a button collar and one without). American Eagle also manufactures a lightweight denim jacket.

     Match II sells its own brand name of ladies' tops and coordinates under the trade name "Match II" The Match II garments are sold nationally in boutique stores and specialty chain stores.

     MMP is a development stage entity, with no operations.

     As of September 30, 1996, the Company ceased all operations of American Eagle and its' subsidiary Match II, due to substantial recurring operating losses. In addition, in December 1996, the Company terminated all business relationships with MMP, its' unconsolidated subsidiary (see Note 1 of Notes to consolidated financial statements). In January 1997, the Company commenced operations identical to the operations conducted under American Eagle under a new subsidiary U.S. Apparel Corp., and to date has received a vendor number from K-Mart and orders aggregating $600,000.

Results of Operations - Year Ended September 30, 1996 versus September 30, 1995:

     Net sales for the year ended September 30, 1996 aggregated $5,727,320 as compared to $7,053,271 for the prior fiscal year. This decrease of $1,325,951 or 19% was primarily due to a reduction in sales to the Company's most significant customer, K-Mart. There is no assurance that the Company will be able to restore sales to previous levels in future periods.

     For the year ended September 30, 1995, the Company reflected gross profits of $570,518 or 8.1% of sales. For the year ended September 30, 1996 the Company reflected a negative gross profit of $672,952 or 11.7% of sales. Management of the Company believes that the negative gross profit was caused by certain fixed manufacturing overhead which could not be reduced in time to coincide with the 19% decrease in sales.

     The Company's overhead costs increased from $944, 874 for the year ended September 30, 1995 to $1,273,908 for the year ended September 30, 1996, an increase of $329,034. This increase in costs is primarily due to an increase in consulting fees.

     For the year ended September 30, 1996, the Company reflected a net loss of $1,869,628 or $.69 per share. For the year ended September 30, 1995 the Company reflected a net loss of $373,798 or $.21 per share. Management attributes the increased losses to the reduction in sales and increased costs described above.


Liquidity and Capital Resources:

     At September 30, 1996 the Company reflected cash of $491,262, working capital of $3,299,735 and shareholders' equity of $7,454,674. At September 30, 1995 the Company had cash of $2,207,000 working capital of $2,110,747 and shareholders' equity of $1,351,919.

     The improvement between 1995 and 1996 was due to several factors as described below:

         (a) In January, 1996, the Company, through its underwriter, successfully completed an initial public offering of 920,000 shares, including the underwriter's over allotment, of its common stock (together with two warrants for each share) and received net proceeds of approximately $3,944,000.

         (b) In May 1996, the Company sold 2,900,000 warrants to an executive officer of the Company at a price of $2.50 per warrant. Payment for these warrants was effected through the transfer of certain convertible preferred stock in another public entity, to the Company. (See Note 2n - of Notes to consolidated financial statements regarding the write-down of the value of the convertible securities to fair value.)

        Despite the above improvements in liquidity, the Company's auditors have issued a going concern uncertainty opinion on the financial statements for the year ended September 30, 1996. The reasons for this uncertainty include substantial operating losses and the fact that as of September 30, 1996 the Company ceased all the activities of its two operating subsidiaries (see Note 1 of Notes to the consolidated financial statements). Unless the Company can re-establish operations and those future operations are profitable, the Company may be unable to continue in existence. See Note 3 of Notes to financial statements as regards management's plans to restore operations.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Annexed hereto

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE - None

                                    PART III


                  ITEM 9.
                  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Officers and Directors

The directors of the Company are elected annually by the shareholders and the officers are appointed annually by the Board of Directors. Vacancies on the Board of Directors may be filled by the remaining directors. Each director and officer will hold office until the next annual meeting of shareholders, or until his successor is elected and qualified. The executive officers and directors of the Company are as follows:

Name                          Age                 Position
Ilan Arbel                    42                  President and Director
Shiekhar Boodram              33                  Secretary and Director
Rivka Arbel                   43                  Director
Yair Arbel                    47                  Director
Alan Berkun                   35                  Director


The directors of the Company are elected annually by its stockholders and the officers of the Company are appointed annually by its Board of Directors. Vacancies on the Board of Directors may be filled by the remaining directors. Each current director and officer will hold office until the next annual meeting of stockholders, or until his successor is elected and qualified.

     Ilan Arbel was the President, Secretary and a Director of the Company from inception until June 12, 1995 upon the election of Sheikhar Boodram. Mr. Arbel was re-elected as President of the Company in May 1996. In August 1, 1995 Mr. Arbel was re-elected as a Director of the Company. Mr. Arbel was the President, Chief Executive Officer and a Director of U.S. Wireless Corporation (formerly
American Toys, Inc.) from inception until July 1996. In May 1993, Mr. Arbel became a Director of Play Co. Toys & Entertainment Corp., and since June 1994, he has been the Chairman of the Board. In 1990, Mr. Arbel was an officer and director of Calro Fashions, Ltd., a company which filed a bankruptcy petition and has received a discharge in bankruptcy. From 1989 to present, Mr. Arbel has been the sole Officer and Director of TransAtlantic Commerce Corp., a company involved in investments and finance in the United States and Europe. From 1986 through 1989, Mr. Arbel was Chief Executive Officer and a Director of Amigal, Ltd., a manufacturer of men's and women's clothing in Israel. Mr. Arbel is also and officer and director of various off shore companies engaging in investment and related activities. Mr. Arbel is a graduate of the University Bar Ilan in Israel, with B.A. degrees in Economics, Business and Finance.

     Sheikhar Boodram was the President and Secretary of the Company from June 12, 1995 to May 1996 at which time he was elected as the Secretary. Mr. Boodram was the sole Officer and Director of American Eagle Industries Corp. and Match II, Inc. until December 1996. Mr. Boodram was a Director of U.S. Wireless Corporation (formerly American Toys, Inc.) from May 1993 to July 1996. From September 1992 to present, Mr. Boodram has been employed as Vice-President and a Director of Mister Jay Fashions International, Inc. From October 1991 to September 1992, Mr. Boodram was employed as a designer with Mister Jay Fashions International, Inc. From 1979 until October 1991, Mr. Boodram was the production manager for Lady Helene Sophisticates, Ltd., a manufacturer of ladies garments which ceased operations in 1991.

Rivka Arbel has been a Director of the Company since June 12, 1995 and was elected as Vice-President of the Company in May 1996. In October 1996 Ms Arbel resigned as an officer of the Company. From 1992 to present, Ms. Arbel has been a director of Mister Jay Fashions International, Inc. From 1986 to present, Ms. Arbel has been President and a Director of Amigal, Ltd., a producer of men's and women's wear in Israel. Ms. Arbel is the wife of Yair Arbel, a director of the Company and an officer, director and sole shareholder of EACC.

     Yair Arbel has been a director of the Company since June 12, 1995. Mr. Arbel is currently employed by Israeli Aircraft Industries, where he has been employed since 1980. Yair Arbel is the husband of Rivka Arbel and the brother of Ilan Arbel, the former President and Secretary and current Director of the Company. Mr. Arbel is an officer, director and sole shareholder of EACC.

     Alan Berkun has been a Director of the Company since June 12, 1995. Mr. Berkun has also been a Director of American Toys and Play Co. Toys since July 1993. For more than the past five years, Mr. Berkun has been employed by Russo Securities as its general counsel. Mr. Berkun was licensed as an NASD Series 7 Registered Representative with Russo Securities from October 1991 through November 1991 and June 1989 through October 1989. Mr. Berkun's Series 7 license lapsed in December 1993, however, subsequently, Mr. Berkun received a waiver from the NASD and renewal of his Series 7 status. Presently, Mr. Berkun is the sole officer, director and stockholder of Emme Corp., d/b/a Marlowe & Company, a registered NASD broker/dealer. Mr. Berkun is an attorney licensed in the State of New York.

The Company has agreed to indemnify its officers and directors with respect to certain liabilities including liabilities which may arise under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the

Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to any charter, provision, by-law, contract, arrangement, statute or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer, or controlling person of the Company in the successful defense of any such action, suit or proceeding) is asserted by such director, officer or controlling person of the Company in connection with the Securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue. Executive Compensation.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's officers, directors and greater than 10% shareholders, during fiscal 1995, the Company has been informed that all officers, directors or greater than 10% shareholders have stated that they have filed such reports as is required pursuant to Section 16(a) during the 1995 fiscal year. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.


                  ITEM 10.
                  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the years ended September 30, 1996 and 1995 to each of the named executive officers of the Company.

                           Summary Compensation Table

                               Annual Compensation


(a)                           (b)            (c)            (d)            (e)
Name and Principal                                                         Other Annual
Position                      Year           Salary($)      Bonus($)       Compensation($) (1)

Ilan Arbel                    1996           -              -
President                     1995           -              -


     (1) Mr. Arbel does not receive any cash compensation as an officer of the Company. Mr. Arbel entered into an employment agreement with the Company in May 1996. See " Certain Relationships and Related Transactions" and "Recent Developments".

1995 Senior Management Incentive Plan

In June 1995, the Board of Directors adopted the Senior Management Incentive Plan (the "Management Plan"), which was adopted by stockholder consent. The Management Plan provides for the issuance of up to 150,000 shares of the Company's Common Stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees.

The Management Plan was adopted to provide the Board of Directors with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding executive officers and directors who are also employees of the Company or a subsidiary or the Company, who render significant services to the Company one of its subsidiaries. The Board of Directors intends to offer key personnel equity ownership in the Company through the grant of stock options and other rights pursuant to the Management Plan to enable the Company to attract and retain qualified personnel without unnecessarily depleting the Company's cash reserves. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer executive officers and directors who are also employees of the Company a personal interest in the Company's growth and success through awards of either shares of Common Stock or rights to acquire shares of Common Stock.

The Management Plan is intended to help the Company attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice-Chairman, Chief Executive Officer, Chief Operating Officer, President and Vice Presidents of the Company) who perform services of special importance to the Company will be eligible to participate under the Management Plan. The Company does not presently have any intention to hire any additional management employees and has not engaged in any solicitations or negotiations with respect to the hiring of any management employees. As of the date of this Prospectus, the Company's sole officers are Ilan Arbel and Sheikhar Boodram, and its directors also include Rivka Arbel, Yair Arbel and Alan Berkun. A total of 150,000 shares of Common Stock will be reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator (as defined below).

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth certain information at February 1, 1997 based upon information obtained by the persons named below, with respect to the beneficial ownership of common shares by (i) each person known by the Company to be the owner of 5% or more of the outstanding common shares; (ii) by each officer and director; (iii) and by all officers and directors as a group.




                                                  Number of                     Percentage of Class
Name                                              Common Stock
                                                  Shares Owned (1)
Ilan Arbel (2)(3)(4)                              1,045,000                     34.8%
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

Yair Arbel (2)(3)                                 1,045,000                     34.8%
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

U.S. Wireless Corporation(5)                      400,000                       13.3%
2694 Bishop Drive
San Ramon, CA 94583

European Ventures Corp. (2)(3)(5)                 1,045,000                     34.8%
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

Alan Berkun (6)                                   --                            --
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

All Officers and Directors                        1,045,000                     34.8%
(3 as a Group) (2)-(6)


     (1) Does not give effect to (i) 5,910,000 shares of Common Stock reserved for issuance upon the exercise of the Warrants, (ii) 240,000 shares of Common Stock reserved for issuance upon the exercise of the Underwriter's Warrants and the Warrants underlying the Underwriter's Warrants or (iii) 150,000 shares of Common Stock reserved for issuance under the Company's 1995 Senior Management Incentive Plan, of which an option to purchase 75,000 shares at $8.75 per share has been granted.

     (2) Ilan Arbel, the brother of Yair Arbel is the sole officer, director and stockholder of EVC.

     (3) Yair Arbel, a director is the brother of Ilan Arbel, the Chief Executive Officer and a director of the Company. It can be expected that the shares of Common Stock of record and beneficially owned by members of the Arbel family would be voted as a group on matters presented to the Company's stockholders; however there is no voting agreement or arrangements which require such unified voting.

     (4) Does not include (i) 2,900,000 shares of Common Stock issuable upon the exercise of Warrants issued to Mr. Arbel, upon Mr. Arbel's exercise of options to purchase 1,900,000 Warrant and 1,000,000 Warrants in April 1996 and May 1996, respectively, which Warrants were sold pursuant to a Form S-8 registration statement or (ii) 585,000 shares of Common Stock and 1,170,000 Warrants sold by Europe American Capital Corp. ("EACC"), a company of which Ilan Arbel is an officer, director and sole stockholder, pursuant to the Company's initial public offering registration statement. See "Certain Relationships and Related Transactions" and "Recent Developments."

     (5) In June 1996 EVC, exchanged 400,000 shares of the Company's Common Stock for 3,106,005 shares of common stock of U.S Wireless Corporation (formerly American Toys, Inc.). EVC had the right to either pay $1,800,000 for the shares of American Toys, Inc. or transfer 400,000 shares of the Company's Common Stock.

     (6) Does not include 50,000 shares and 75,000 shares of Common Stock issued pursuant to the exercise of stock options granted to Alan Berkun in March 1995 and June 1995, respectively, which were sold pursuant to Form S-8 Registration Statements on March 21, 1995 and June 19, 1995, respectively.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 1994, MMP was incorporated in the State of Delaware. Mitchell Lampert, a partner of Lampert & Lampert, former counsel to the Company, was a director of MMP until June 1995, when he resigned. The current owners of MMP and their percentage interest is as follows: Affiliates of Lampert & Lampert own 22%; Dr. Bert Spilker owns 22%; Howard Wertheim, D.M.D., the President and sole director of MMP, owns 22%; and the Company owns 34%. In June 5, 1995, the Company received as a capital contribution the shares of MMP's common stock previously owned by Trans Atlantic Commerce Corp. ("TACC")

In June 1994, in connection with the incorporation of the Company, EVC acquired 1,500,000 shares of the Company's Common Stock for aggregate consideration of $400,000. Between July 1994 and March 1995, the Company obtained bridge financing (the "Bridge Loan") from EACC in the amount of $2,500,000. The Bridge Loan is evidenced by a promissory note dated June 1, 1995 in such principal amount, bears interest at the rate of 10% and is due and payable on September 30, 1996. In connection with such loan, in July 1994, the Company issued EACC 300,000 shares and 600,000 Warrants for aggregate consideration of $300 and $600, respectively. The sale of the shares of Common Stock, Warrants and shares of Common Stock issuable upon the exercise of the Warrants issued to EACC have been registered for sale herein but are not being underwritten by the Underwriter.

In June 1994, American Eagle Industries Corp. sold 110,000 shares, 50,000 shares, 20,000 shares, 10,000 shares and 10,000 shares of its Common Stock to Europe American Capital Corp. ("EACC"), Carolyn Seymour Jones, Dorothy Zimmerman, Anita Friedman and Neil Benedaret, respectively, for consideration of $1,100, $500, $200, $100 and $100, respectively. Anita Friedman, Neil Benedaret and Dorothy Zimmerman are all related to each other.

In July 1994, the shareholders of MMP entered into a shareholders agreement (i) limiting the resale of shares of Common Stock of MMP by its shareholders without giving MMP and the other shareholders the right of first refusal on a pro rata basis (ii) requiring the unanimous consent of the board of directors to take certain actions including (a) amending MMP's certificate of incorporation or by-laws, (b) acquisitions, mergers or the dissolution of MMP, (c) discharge of its officers, (d) sale or lease of assets, (e) borrowing of money by MMP or any of its officers or directors, (f) the payment of dividends and salaries, (g) capital expenditures of $50,000 or more or (h) the issuance of additional shares. The sole member of the board of directors is Howard Wertheim, and therefore, currently controls the operations of MMP.

In March 1995, American Eagle Industries Corp. loaned the sum of $135,000 to Dytex Honduras, S.A. ("Dytex"), an entity located in Honduras which is responsible for dyeing the fabric provided by the Company. The loan was repaid in full. As consideration for the loan, Dytex has reduced the Company's labor rate to $1.30 per pound, which is a reduction of $.50 per pound from its normal labor rate of $1.80 per pound.

In April 1995, EVC, a principal stockholder of the Company, issued a subordinated debenture to Euro-Atlantic Securities, Inc., the Underwriter, in the principal amount of $250,000. The loan is subordinate to all debts of the Underwriter, bears interest at the rate of 10% per annum and the principal amount and accrued interest is due and payable on March 31, 1998. A copy of the loan was filed with the NASD in April 1995.

In June 1995, TransAtlantic Commerce Corp., a British Virgin Island corporation of which Ilan Arbel is the sole officer and director, and of which Yair Arbel is the sole stockholder, donated 680,000 shares of MMP common stock to the Company, which shares represent approximately 34% of the issued and outstanding capital stock of MMP.

On September 28, 1995 EACC converted $1,510,500 principal amount of the bridge loan into equity in the Company, whereby the Company issued 285,000 shares of Common Stock at $5.00 per share and 570,000 Warrants at $.15 per Warrant.

         On April 4, 1996, the board of directors authorized the Company to enter into a compensation agreement with Ilan Arbel. Pursuant thereto granted to Ilan Arbel an option to purchase 1,900,000 warrants, identical to the Warrants sold by the Company in its initial public offering. The option was exercisable at $.04 per Warrant. The Warrants and shares underlying the Warrants were registered for resale pursuant to a Form S-8 registration statement. Mr. Arbel exercised this option in full and sold the Warrants in April 1996. In addition, the board authorized the Company to issue an additional option to Mr. Arbel to purchase 200,000 shares of Common Stock at $3.70 per share. On April 19, 1996, the board of directors of the Company and Mr. Arbel amended the compensation agreement and terminated the option to purchase 200,000 shares of Common Stock and in lieu thereof issued an option to purchase an additional 1,000,000 Warrants. The option was exercisable at $.04 per Warrant. The Warrants were registered for resale pursuant to an amendment to the Form S-8 registration statement. Mr. Arbel exercised this option in full and sold the Warrants in May 1996.

         As of May 15, 1996, the Company entered into an employment agreement with Ilan Arbel, for a period of five years, pursuant thereto Mr. Arbel became the President and Chief Executive Officer of the Company. At such time the Company and Mr. Arbel determined that the price paid for the Warrants was too low, and agreed to increase the price to $1.90 per Warrant, which was increased to $2.50 per Warrant, whereby Mr. Arbel owed the Company $7,250,000, which was payable either in cash, or other securities. The term securities is defined as any debt or equity security or convertible security, the underlying security of which, is traded on either a national securities exchange or on the Nasdaq Stock Market. The price for which the securities may be exchanged to reduce the debt shall be 50% of the average bid price of the securities or the underlying securities of a convertible security, for a period of ninety days ending five days prior to the exchange. The employment agreement provides that no other compensation or remuneration be paid to Mr. Arbel during its term. In September 1996, Mr. Arbel transferred 528,070 shares of Play Co. Toys &

Entertainment Corp.'s ("Playco") Series E Preferred Stock, each of which is convertible at any time into 20 shares of Playco's common stock as payment of the debt.

         In May 1996, the Company in anticipation of the execution of an employment agreement with Rivka Arbel, granted Mrs. Arbel an option to purchase from the Company up to 600,000 Warrants, which Warrants are to be identical to the Warrants issued in the Company's initial public offering. Initially Mrs. Arbel was to pay $.04 per Warrant and resell the Warrants pursuant to a Form S-8 registration statement, however, the Company and Mrs. Arbel have determined that such price is too low and have decided to increase the price to $2.50 per Warrant, which may be paid either in cash, or other securities, as such term is described above. In June 1996, Mrs. Arbel entered into an employment agreement with the Company, for a period of five years, pursuant thereto Mrs. Arbel became a Vice-President of the Company. The employment agreement provided that no other compensation or remuneration be paid to Mrs. Arbel during its term. In August 1996 this agreement was terminated and the 600,000 Warrants returned to the Company's treasury unexercised.

         In May, 1996 the Company formed Video On-Line USA, Inc., a company which entered into a letter of intent to purchase from Video Authoring Systems Group, Inc. ("VAS Group") 51% of its outstanding shares of common stock for $1,000,000. The Company agreed to make an initial investment of $100,000 and agreed to loan an additional $900,000 for the purpose of consummating the purchase of VAS Group. No stock purchase agreement was ever entered into and the acquisition was never consummated. The Company is no longer pursuing this acquisition. Video is currently a company with no operations.


On May 5, 1996, Video entered into a letter of intent to purchase from the current stockholders of Software Affiliates, Inc. ("Software") 80% of the issued and outstanding shares of its common stock for 150,000 shares of the Company's Common Stock. Additionally, Video agreed to loan to Software an aggregate of $250,000. No stock purchase agreement was ever entered into and the acquisition was never consummated. Video is no longer pursuing this acquisition.

         In June 1996, the Company loaned $331,136 to Ilan Arbel, which was payable upon demand not accruing any interest. This loan has been repaid.

         As of June 30, 1996, the Company had loaned approximately $420,000 and $400,000 to Hollywood Productions, Inc. and Mister Jay Fashions International, Inc., respectively, of which the $420,000 loaned to Hollywood Productions, Inc. has been repaid. The loans accrued no interest and were payable upon demand. These loans have been repaid.

          On June 19, 1996 and October 10, 1996, Ilan Arbel and European American Capital Corp., a company in which Mr. Arbel's brother, Yair Arbel, was the sole officer, director and a principal stockholder, transferred 528,070 shares and 200,000 shares, respectively, of Play Co. Toys & Entertainment Corp.'s ("Playco") Series E Preferred Stock to the Company. Each share of the Series E Preferred Stock is exercisable into 20 shares of Playco's common stock
 . The transfer by Mr. Arbel was payment of the debt owed for the Warrants purchased pursuant to his employment agreement. In the event such shares are converted into Playco's common stock, the Company would become a principal stockholder of Playco.

         On October 21, 1996, the board of directors adopted resolutions authorizing the Company subject to stockholder approval, to terminate its ownership and relationships with American Eagle and MMP as nonprofitable business investments. In addition, the board has authorized the Company to enter into a stock purchase agreement with U.S. Wireless Corporation ("U.S. Wireless"), a company in which Ilan Arbel is an Officer and beneficial principal stockholder, to exchange 3,000,000 shares of the Company's Common Stock for the shares of Common Stock of Mantra Technologies, Inc. ("Mantra"), owned by U.S. Wireless, comprising 51% of the outstanding shares of Mantra. In addition, the Company would be assigned U.S. Wireless's stock purchase option to obtain the balance of the outstanding shares of Mantra. This acquisition has not been consummated and negotiations have been terminated.

     ITEM 13.  EXHIBITS  AND  REPORTS  ON FORM 8-K

     (a)The following financial statements of the Company are included as Part II, Item 8:

Index to Financial Statements                                    F-1

Report of Independent Certified Public Accountants               F-2

Balance Sheets                                                   F-3

Statements of Operations                                         F-4

Statements of Stockholders' Equity                               F-5

Statements of Cash Flows                                         F-6

Notes to Financial Statements                                    F-7


     (b) During the last quarter, the Company has not filed any reports on Form 8-K.

     (c) All exhibits have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and pursuant to 17 C.F.R. '230.411, are incorporated by reference herein.

1.1                           Form of Underwriting Agreement.
1.2                           Form of Selected Dealers Agreement.
3.1                           Certificate of Incorporation of the Company
3.2                           Amendment to Certificate of Incorporation of the Company, filed in May 1995
3.3                           Second Amendment to Certificate of Incorporation of the Company, filed in June 1995
3.4                           Certificate of Incorporation of Match II, Inc.
3.5                           By-Laws of the Company
3.6                           By-Laws of Match II, Inc.
3.7                           Certificate of Incorporation of American Eagle Industries Corp.
3.8                           By-Laws of American Eagle Industries Corp.
4.1                           Specimen Common Stock Certificate.
4.2                           Specimen Warrant Certificate.
4.3                           Form of Warrant Agreement between the Company and EuroAtlantic
                              Securities, Inc. (the "Underwriter").
4.4                           Form of Warrant  Agreement  between the Company,  the
                              Underwriter  and  Continental  Stock Transfer & Trust
                              Company.
4.5                           Form of Bridge Loan Warrant.
4.6                           MMP Shareholders Agreement
4.7                           Form of Lock-up Agreement
5.0                           Opinion of Lampert & Lampert.
10.1                          The Company Senior Management Incentive Plan.
10.2                          Sublease at 448 West 16th Street, New York, New York
10.3                          Lease for 1407 Broadway, New York, New York
10.4                          Dytex Agreement
10.5                          Consulting and Mergers and Acquisitions Agreement
10.6                          Florida warehouse lease
10.7                          Promissory Note Payable to Europe American Capital Corp.
10.8                          MMP Letter of Intent to Acquire Films
10.9                          MMP Agreement with Cinerom




10.10                         Raven Press Agreement
10.11                         Form of Demand Note from MMP to Company.
10.12                         Amended Note payable to Europe American Capital Corp.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this report to be signed on its behalf, thereunto duly authorized as of the 6th day of February 1997.


MULTIMEDIA CONCEPTS INTERNATIONAL, INC.


By:
Ilan Arbel, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ilan Arbel                          President and Director                  02/06/97
Ilan Arbel                                                                      Date

/s/ Sheikhar Boodram                    Secretary and Director                  02/06/97
Sheikhar Boodram                                                                Date

/s/ Rivka Arbel                         Director                                02/06/97
Rivka Arbel                                                                     Date

/s/ Yair Arbel                          Director                                02/06/97
Yair Arbel                                                                      Date

/s/ Alan Berkun                         Director                                02/06/97
Alan Berkun                                                                     Date


                 - INDEX TO CONSOLIDATED FINANCIAL STATEMENTS -

                                                                                Page(s)
Financial Statements:

Independent Auditors' Report                                                    F - 2

Consolidated Balance Sheets as of September 30, 1996 and 1995                   F - 3

Consolidated Statements of Operations for the Years Ended September
30, 1996 and 1995                                                               F - 4

Consolidated Statements of Changes in Shareholders' Equity for the
Two Years in the Period Ended September 30, 1996                                F - 5

Consolidated Statements of Cash Flows for the Years Ended September
30, 1996 and 1995                                                               F - 6

Notes to Consolidated Financial Statements                                      F - 7

INDEPENDENT AUDITORS' REPORT



To The Shareholders
Multimedia Concepts International, Inc.
New York, New York



We have audited the consolidated balance sheets of Multimedia Concepts International, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management.
 Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Concepts International, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has experienced significant operating losses since inception and has realized a negative gross profit for the year ended September 30, 1996. In addition, as of September 30, 1996, the Company ceased operations in its operating subsidiaries and terminated its financing arrangements with such subsidiaries. These factors and others (as discussed in Note 3) raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LAZAR, LEVINE & COMPANY LLP

New York, New York
January 24, 1997



            Multimedia Concepts International, Inc. And Subsidiaries
                           Consolidated Balance Sheets

                                    -ASSETS-
                                                                                For the Year Ended
                                                                                September 30,

                                                                                1996           1995
                                                                                ------------------------
CURRENT ASSETS:
    Cash and cash equivalents (Note 2c)                                         $491,262       $2,207
    Accounts receivable - net of allowances for doubtful accounts of $0
        and $14,921 for 1996 and 1995, respectively (Notes 2c and 10)           1,191,510      603,715
    Inventories (Note 2f)                                                       38,090         1,785,189
    Loans and advances - affiliates (Note 4a)                                   450,815        -
    Loan receivable - officer (Note 5)                                          1,470,141      257,222
    Prepaid expenses and other current assets                                   -              29,500
                                                                                ------------   -------------

TOTAL CURRENT ASSETS                                                            3,641,818      2,677,833
                                                                                ------------   -----------

FIXED ASSETS (Note 2g):
    Furniture and fixtures                                                      11,547         11,547
    Machinery and equipment                                                     17,814         17,814
                                                                                -------------- -------------
                                                                                29,361         29,361
    Less: accumulated depreciation                                              10,912         5,040
                                                                                -------------- --------------
                                                                                18,449         24,321
                                                                                -------------- -------------

OTHER ASSETS:
    Investment in convertible preferred stock (Notes 2n and 6)                  3,696,490      -
    Advances to equity investee (Note 4b)                                       120,000        -
    Due from affiliate (Note 4c)                                                320,000        -
    Security deposits                                                           -              34,684
    Deferred offering costs                                                     -              145,000
    Cost in excess of net assets acquired - net of accumulated amortization
    (Note 2h)                                                                   -              26,667
                                                                                -------------  -------------

                                                                                4,136,490      206,351
                                                                                ------------   ------------

                                                                                $7,796,757     $2,908,505
                                                                                ============   ==========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
    Accounts payable                                                            $286,066       $502,298
    Accrued expenses and other liabilities                                      37,029         64,788
    Payroll taxes withheld and payable (Note 3)                                 18,988         -


TOTAL CURRENT LIABILITIES                                                       342,083        567,086
                                                                                -------------  ------------

LONG-TERM DEBT PAYABLE TO AFFILIATE (Note 4d)                                   -              989,500
                                                                                -------------- ------------

MINORITY INTEREST IN SUBSIDIARY (Note 7)                                        -              -


COMMITMENTS AND CONTINGENCIES (Notes 10, 11 and 12)

SHAREHOLDERS' EQUITY (Notes 8 and 9):
    Common stock, $.001 par value;  10,000,000 shares authorized,  3,005,000 and
        2,085,000 shares issued and outstanding at
        September 30, 1996 and 1995, respectively                               3,005          2,085




    Additional paid-in capital                                                  13,102,005     1,909,315
    Retained earnings (deficit)                                                 (2,429,109)    (559,481)
    Unrealized loss on investment (Note 2n)                                     (3,221,227)    -
                                                                                ------------   ------------

                                                                                7,454,674      1,351,919
                                                                                ------------   -----------
                                                                                $7,796,757     $2,908,505
                                                                                ============   =========
    The accompanying notes are an integral part ofthese financial statements.


            Multimedia Concepts International, Inc. And Subsidiaries
                      Consolidated Statements Of Operations



                                                                                For the Year Ended
                                                                                September 30,
                                                                                1996                1995
                                                                                ----------------    ----------
NET SALES (Note 10)                                                             $5,727,320          $7,053,271

COSTS AND EXPENSES:
    Cost of sales                                                               6,400,272           6,482,753
    Operating expenses                                                          1,273,908           944,874
                                                                                7,674,180           7,427,627

(LOSS) FROM OPERATIONS                                                          (1,946,860)         (374,356)

OTHER INCOME (EXPENSE):
    Interest expense                                                            (11,070)            -
    Interest and other income                                                   88,302              558
                                                                                77,232              558

(LOSS) BEFORE MINORITY INTERESTS                                                (1,869,628)         (373,798)

    Minority interests (Note 7)                                                 -                   -

(LOSS) BEFORE PROVISION (CREDIT)
    FOR INCOME TAXES                                                            (1,869,628)         (373,798)

    Provision (credit) for income taxes (Note 2j)                               -                   -

NET (LOSS)                                                                      $(1,869,628)        $(373,798)

(LOSS) PER COMMON SHARE (Note 2k)                                               $(.69)              $(.21)


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING (Note 2k)                                         2,694,973           1,801,562



   The accompanying notes are an integral part of these financial statements.

            Multimedia Concepts International, Inc. And Subsidiaries Consolidated Statement Of Changes In Shareholders' Equity

                                   Common Stock             Additional          Retained            Unrealized
                                   Shares         Amount    Paid-in             Earnings            Loss on
                                                            Capital             (Deficit)           Investment          Total
Balance at October 1, 1994         1,800,000      $1,800    $399,100            $(185,683)          $-                  $215,217

Issuance of shares of common stock
in exchange for reduction in loan
payable (Note 8)                   285,000        285       1,510,215           -                   -                   1,510,500

Net loss for the year ended
    September 30, 1995             -              -         -                   (373,798)           -                   (373,798)


Balance at September 30, 1995      2,085,000      2,085     1,909,315           (559,481)           -                   1,351,919

Shares sold in initial
public offering (Note 8)           920,000        920       3,942,690           -                   -                   3,943,610

Exercise of common stock
purchase warrants (Note 6)         -              -         7,250,000           -                   -                   7,250,000

Unrealized loss on investment
(Note 2N)                          -              -         -                   -                   (3,221,227)         (3,221,227)

Net loss for the year ended
    September 30, 1996             -              -         -                   (1,869,628)         -                   (1,869,628)


BALANCE AT SEPTEMBER 30,
    1996                           3,005,000      $3,005    $13,102,005         $(2,429,109)        $(3,221,227)        $7,454,674


   The accompanying notes are an integral part of these financial statements.

            Multimedia Concepts International, Inc. And Subsidiaries
                      Consolidated Statements Of Cash Flows

                                                                                For the Year Ended
                                                                                September 30,

                                                                                1996           1995
                                                                                -----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                  $(1,869,628)   $(373,798)
    Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:
            Allowance for doubtful accounts                                     -              10,921
            Depreciation of fixed assets                                        5,872          5,040
            Amortization of excess of costs over net assets acquired            26,667         2,000
    Change in assets and liabilities:
        (Increase) decrease in accounts payable                                 (587,795)      1,115,249
        Decrease (increase) in inventories                                      1,747,099      (515,000)
        Decrease (increase) in prepaid expenses and other current assets        29,500         (19,500)
        (Decrease) in accounts payable                                          (216,232)      (129,609)
        (Decrease) increase in accrued expenses and other liabilities           (8,771)        40,428
        Decrease (increase) in other assets                                     34,684         (14,684)
                                                                                -------------- -----------
        Net cash (used for) provided by operating activities                    (838,604)      121,047


CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans to officers                                                           (880,636)      -
    Advances to affiliates                                                      (770,815)      (257,222)
    Advances to equity investee                                                 (120,000)      -
    Purchases of fixed assets                                                   -              (28,497)

    Net cash (used for) investing activities                                    (1,771,451)    (285,719)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common stock and warrants                         4,088,610      -
    Expenses associated with initial public offering                            -              (145,000)
    Loans received from (repaid to) affiliate                                   (989,500)      290,546

    Net cash provided by financing activities                                   3,099,110      145,546

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                            489,055        (19,126)

    Cash and cash equivalents, at beginning of year                             2,207          21,333

CASH AND CASH EQUIVALENTS, AT END OF YEAR                                       $491,262       $2,207
SUPPLEMENTAL INFORMATION:
    Taxes paid                                                                  $-             $-
    Interest paid                                                               -              -

   The accompanying notes are an integral part of these financial statements.

            Multimedia Concepts International, Inc. And Subsidiaries
                   Notes To Consolidated Financial Statements




NOTE   1   -     DESCRIPTION OF COMPANY:

     Multimedia Concepts International, Inc. (the " Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was initially formed as a holding company for the purpose of forming an integrated clothing design, manufacturing and distribution operation. In June 1994 the Company acquired 55% of the outstanding shares of common stock of American Eagle Industries, Corp., which acquired 100% of the outstanding shares of Match II, Inc. The Company also acquired 34% of the issued and outstanding capital stock of Multi Media Publishing Corp. in June 1995.

     American Eagle Industries Corp. ("American Eagle") designs, manufactures and markets sportswear, principally to large chain and discount stores. In June 1994, American Eagle acquired 100% of Match II, Inc. (see Note 2h), a manufacturer and distributor of ladies' sportswear to boutiques and specialty stores, in a transaction accounted for a purchase.

     In May of 1996, the Company formed a new subsidiary, Video On-Line USA, Inc., in order to pursue a certain acquisition. No acquisition agreement was ever entered into and this subsidiary is currently inactive.

     In December 1996, subsequent to the balance sheet date, the Company held a special meeting of its shareholders who authorized the Company to sell or dispose of its shares in American Eagle Industries Corp. (and its' subsidiary Match II) or effect the dissolution thereof. These subsidiaries had ceased operations as of September 30, 1996. In December 1996, in accordance with the vote of its stockholders, the Company terminated its financing and business relationships with these subsidiaries.

     In December 1996, the shareholders also authorized the Company to dispose of its 34% interest in an unconsolidated subsidiary, Multi Media Publishing Corp. (see also Note 4b) which has no revenues or operations. In December 1996, in accordance with the vote of its stockholders, the Company terminated all business relationships with this entity but intends to seek the return of certain funds it has advanced.

     Multimedia   Concepts   International,   Inc.  And  Subsidiaries  Notes  To
Consolidated Financial Statements


     In January 1997, the Company formed a new wholly-owned subsidiary, U.S. Apparel Corp., which company will design and manufacture a line of T-shirts and other tops, predominately for men. The Company hopes to begin operations through this subsidiary in early 1997.




NOTE   2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        (a)      Principles of Consolidation:

     The consolidated financial statements include the accounts of Multimedia Concepts International, Inc., its subsidiary American Eagle Industries Corp. and its subsidiary Match II, Inc. (see Note 1). All material intercompany balances and transactions have been eliminated in consolidation.

        (b)      Use of Estimates:

     In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any to have a material effect on the financial statements.

        (c)      Concentration of Credit Risk:

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable.

     The Company maintains at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institutions and believes the Company's risk is negligible.

     Accounts receivable potentially exposes the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk".

        (d)      Fair Value of Financial Instruments:

     The carrying amount of the Company's financial instruments, primarily consisting of cash, accounts receivable and accounts payable approximate their fair value.

        (e)      Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

            Multimedia Concepts International, Inc. And Subsidiaries
                   Notes To Consolidated Financial Statements




NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (f)      Inventories:

     Inventories are stated at the lower of cost, (first-in, first-out (FIFO) method), or market. Finished goods and work-in-process are valued at average cost of production which includes material, labor and manufacturing expenses.

     Inventories consisted of the following:

                                                                           September 30,
                                                                      1996                1995
                                                                      --------            ----------


Raw materials                                                         $30,000             $1,642,374
Work-in-process                                                       -                   69,544
Finished goods                                                        8,090               73,271
                                                                      ---------           -------------
                                                                      $38,090             $1,785,189


        (g)      Fixed Assets and Depreciation:

     Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the asset which generally range from three to seven years.

        (h)      Excess of Costs Over Net Assets Acquired:

     In June 1994, American Eagle acquired Match II, Inc. (see Note 1). The total cost of the acquisition, $50,000, exceeded the fair value of the net assets acquired by $30,000. This excess was assigned to goodwill to be amortized over 15 years on a straight-line basis. Accumulated amortization as of September 30, 1995 aggregated $3,333, and amortization expense for the year ended September 30, 1995, aggregated $1,000. Prior to the acquisition, Match II had not conducted any significant operations. As of September 30, 1996, Match II ceased operations. Accordingly, the Company has written off the remaining, unamortized balance of goodwill to operations.

        (i)      Revenue Recognition:

     The Company and its subsidiaries recognize revenue when finished goods are shipped to customers.

            Multimedia Concepts International, Inc. And Subsidiaries
                   Notes To Consolidated Financial Statements




NOTE   2   -           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (j)      Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities, when recognized, are determined based on the difference between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

     The Company has available at September 30, 1996 and 1995, unused operating loss carry forwards of approximately $2,400,000 and $550,000, respectively which may be applied against future taxable income expiring in various years beginning after 2008. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from its net operating loss carry forwards and other timing differences, a 100% valuation allowance has been provided as of September 30, 1996 and 1995.

        (k)      Earnings (Loss) Per Share:

     Earnings (loss) per share has been computed on the basis of the weighted average number of common shares and common equivalent shares outstanding during each period presented. Common stock equivalents have been excluded from the computation since the results would be anti-dilutive.

        (l)      Reclassifications:

     Certain reclassifications were made to the 1995 financial statements to conform to the current period's presentation. The reclassifications have no effect upon the Company's financial position or results of operations as previously reported.

        (m)      Accounting Changes:

     As permitted by SFAS 123, Accounting for Stock-Based Compensation, which becomes effective for the Company as of October 1, 1996, and which encourages companies to record expense for stock options and other stock-based employee compensation awards based on their fair value at date of grant, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in its fiscal 1997 financial statements.

            Multimedia Concepts International, Inc. And Subsidiaries
                   Notes To Consolidated Financial Statements


NOTE   2  -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (n)      Investment in Preferred Stock:

     The Company has reflected its' investment in convertible preferred stock in accordance with SFAS No. 115 - Accounting for Certain Investments in Debt and Equity Securities. This standard requires that certain debt and equity securities be adjusted to fair value at the end of each accounting period.
Unrealized gains or losses for securities treated as available for sale securities are to be charged or credited to a separate component of shareholders' equity,. Accordingly, the Company has reflected an unrealized loss on the fair value of its investment in convertible preferred stock, aggregating $3,221,227, as of September 30, 1996.


NOTE   3   -           GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception, has realized negative gross margins on the products it has sold, and as of September 30, 1996 ceased operations in both of its operating subsidiaries and terminated all financing of these subsidiaries. Further, the Company has been late in remitting certain payroll withholding taxes.

     In view of the above mentioned matters, the Company's existence is dependent upon establishing new operations which in turn is dependent on the Company's ability to meet its future obligations and the success of such future operations. Management of the Company believes that actions presently being taken, as discussed below, will provide the opportunity for the Company to continue in existence.

     Subsequent to the balance sheet date, in January 1997, the Company formed a new subsidiary which will take over the operations of one of the former subsidiaries. Although there can be no assurance, management believes that the new subsidiary can conduct its business at a lower cost of operations. In addition, during January 1997, this subsidiary received orders aggregating approximately $600,000 in sales and also received a vendor number which will allow them to do business with a significant discount chain store.


NOTE   4   -           RELATED PARTY TRANSACTIONS:

        (a)      Loans and Advances - Affiliate:

     As of September 30, 1996, the Company had advanced to Hollywood Productions, Inc., an entity in which a relative of the Chief Executive Officer of the Company is an officer and director, $450,815 which advances were non-interest bearing. These advances were repaid subsequent to the balance sheet date.

        (b)      Advances to Equity Investee:

     The Company owns 34% of the issued and outstanding stock of Multi Media Publishing Corp., ("MMP"), a development stage company with no operations. As of September 30, 1996, the Company had advanced $120,000 to this entity. In December 1996, subsequent to the balance sheet date, the Company terminated its relationship with MMP and has requested that all funds advanced be returned. See also Note 1.

        (c)      Due From Affiliate:

     As of September 30, 1996, Mister Jay Fashions International, Inc., an entity in which the chief operating officer of the Company is the President, was indebted to the Company in the aggregate amount of $320,000. The Company has agreed to not request repayment of such amount until after October 1, 1997. This loan bears interest at an annual rate of 8%.

        (d)      Long-Term Debt Payable to Affiliate:

     On September 28, 1995, an affiliate to whom the Company owed $2,500,000, agreed to convert a portion of this receivable to equity in the Company. In exchange for a reduction of $1,510,500 in the amount it owed the affiliate, the Company agreed to issue 285,000 shares of common stock at $5.00 per share and 570,000 redeemable common stock warrants at $.15 per warrant. These prices are the same as the price offered to the public in an initial public offering (see
Note 8).

     This debt, on which interest was being charged at an annual rate of 10%, was repaid during the year ended September 30, 1996.


NOTE   5   -           LOANS RECEIVABLE - OFFICER:

     As of September 30, 1996, the chief executive officer of the Company was indebted to the Company in the aggregate amount of $1,470,141, which loan is repayable on demand and bears interest at an annual interest rate of 8%. Subsequent to the balance sheet date, the officer repaid $1,137,858 of this loan, leaving a balance of $332,283. This remaining balance will be repaid during the fiscal year ended September 30, 1997.



NOTE   6   -           INVESTMENT IN PREFERRED STOCK:

     In connection with an employment agreement entered into with an executive officer, in May 1996 the Company granted an option to such officer to acquire 2,900,000 common stock purchase warrants at a price of $2.50 per warrant (market value), payable either in cash or other securities. Since the warrants were issued at market value, no compensation was reflected. As of May 1996, the officer had purchased these warrants with payment being made through the transfer of 528,000 shares of convertible preferred stock in another publicly traded company, Play Co. Toys & Entertainment Corp. The Company had valued this preferred stock at $6,917,717, the deemed fair value based upon such factors as dilution, lack of marketability, etc. This investment has been reflected as a non-current asset based upon the intent of management. F-12 (See Note 2n concerning write-down of available for sale securities to fair value at September 30, 1996).


NOTE   7   -           MINORITY INTEREST IN SUBSIDIARY:

     The Company owns 55% of American Eagle Industries Corp. As of September 30, 1996, losses applicable to the minority shareholders exceeded their interest in American Eagle, which was reduced to zero, and as such, excess losses were charged against the operations of the Company. Future earnings attributable to the minority interest in American Eagle, if any, will first be credited to the operations of the Company, to the extent that such excess losses were previously absorbed by the Company. American Eagle began operations in April 1994 (see Note 1 re: cessation of operations).


NOTE   8   -           COMMON STOCK:

                 As of October 1, 1994, the Company had 1,800,000 shares of common stock outstanding.

     In September 1995, the Company issued 285,000 shares of common stock at $5.00 per share and 570,000 redeemable common stock warrants at $.15 per warrant, in exchange for a reduction of $1,510,500 in a loan owed to an affiliate (see Note 4d).

     In January 1996, the Company, through its underwriter, successfully completed an initial public offering of 920,000 shares of common stock (including the underwriter's over allotment) at a price of $5.00 per share, together with two warrants for each share, at a price of $.15 per warrant. The net proceeds to the Company from the sale of the common stock and warrants offered, after deducting underwriting discounts and commissions and other expenses of the offering were approximately $3,944,000.

     In May, 1996, the chief executive officer exercised an option to purchase 2,900,000 common stock purchase warrants at a price of $2.50 per warrant. See also Note 6.


NOTE   9   -           STOCK OPTION PLAN:

     In June, 1995, the board of directors adopted the 1995 Senior Management Incentive Plan (the "Management Plan"), which was approved by the shareholders. The Management Plan provides for the issuance of up to 150,000 shares of the Company's common stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees. Options granted under the Management Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the common stock on the date of grant, except that an ISO granted to any person who owns capital stock representing more than 10% of the total combined voting power of all classes of common stock of the Company, must be granted at an exercise price of at least 110% of the fair market value of the common stock on the date of the grant. The exercise price of the non-ISOs may be less than 85% of the fair market value of the common stock on the date of grant. As of September 30, 1996, the Company had granted options to purchase 75,000 shares of common stock at an exercise price of $8.75 per share.


NOTE   10  -           ECONOMIC DEPENDENCY:

     For the years ended September 30, 1996 and 1995, approximately 95% of the Company's sales was to one individual customer. Accounts receivable from this customer was $1,191,510 and $556,951 as of September 30, 1996 and 1995, respectively.


NOTE   11  -           LEGAL PROCEEDINGS:

     In November 1996, a judgment was entered against American Eagle Industries Corp., in favor of Congress Talcott Corporation, ("congress") in the amount of $151,204 plus interest. This judgment was the result of a dispute of accounts payable owed to a vendor.

     In January 1997, this amount was paid in full and the judgment was therefore satisfied.


NOTE   12  -           COMMITMENTS AND CONTINGENCIES:


        (a)      Leases:

     The Company and its subsidiaries lease office, showroom and warehouse space under non-cancelable operating leases which expire in June 1997. The lease for the warehouse also provides for escalation charges and other occupancy costs. Rental expense for the years ended September 30, 1996 and 1995, aggregated $172,646 and $83,777, respectively.


     In accordance with the termination of operations of American Eagle and Match II, (see Note 1), the Company's only continuing lease obligation is for office and warehouse space in New York at $36,000 per year through December 1998.

        (b)      Consulting Agreements:

     In October 1994, the Company entered into separate consulting agreements with two individuals to provide design, sales and marketing advisory services. These agreements, which provide for annual aggregate compensation of $260,000 (payable weekly) were to remain in force until terminated by either party. Effective August 1, 1995, these agreements were terminated. The Company then began paying a corporate entity formed by the same individuals who were previously consultants on a weekly basis for these consulting services at a rate of $5,000 per week. These payments were discontinued with the cessation of operations of American Eagle and Match II (see Note 1).

             Multimedia Concepts International, Inc And Subsidiaries
                                   Exhibit 27
                             Financial Data Schedule
                           Article 5 Of Regulation S-X



The  schedule  contains  summary  financial   information   extracted  from  the
consolidated financial statements for the year ended September 30, 1996 and is qualified in its entirety by reference to such statements.

              Period type                                                                12 Mos.
              Fiscal year end                                                            September 30, 1996
              Period start                                                               October 1, 1995
              Period end                                                                 September 30, 1996
              Cash                                                                       491,362
              Securities                                                                 0
              Receivable                                                                 1,191,510
              Allowances                                                                 0
              Inventory                                                                  38,090
              Current assets                                                             3,641,818
              PP&E                                                                       29,361
              Depreciation                                                               10,912
              Total assets                                                               7,796,757
              Current liabilities                                                        342,083
              Bonds                                                                      0
              Common                                                                     3,005
              Preferred mandatory                                                        0
              Preferred                                                                  0
              Other SE                                                                   7,451,669
              Total liability and equity                                                 7,796,767
              Sales                                                                      5,727,320
              Total revenues                                                             5,727,320
              CGS                                                                        6,400,272
              Total costs                                                                6,400,272
              Other expenses                                                             0
              Loss provision                                                             0
              Interest expense                                                           11,070
              Income pretax                                                              (1,869,628)
              Income tax                                                                 0
              Income continuing                                                          (1,869,628)
              Discontinued                                                               0
              Extraordinary                                                              0
              Changes                                                                    0
              Net income                                                                 (1,869,628)
              EPS primary                                                                (.69)
              EPS diluted                                                                (.69)