Form 10QSB
period 1996-12-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1997-02-14
CIK 948070

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001 par value. 3,005,000 shares outstanding as of December 31, 1996

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                      INDEX

                                                                           Page(s)

PART 1.           Financial Information


ITEM 1. Financial Statements
Consolidated Condensed Balance Sheets - December 31, 1996 (Unaudited)
and September 30, 1996                                                     3.

Consolidated Condensed Statements of Operations (Unaudited) -
Three Months Ended December 31, 1996 and 1995                              4.

Consolidated Condensed Statements of Cash Flows (Unaudited) -
Three Months Ended December 31, 1996 and 1995                              5.

Notes to Interim Consolidated Condensed Financial Statements (Unaudited)   6 - 8.


ITEM 2. Management's Discussion an Analysis of Financial Condition
and Results of Operations                                                  9 - 10.

PART 2. Other Information                                                  11.

SIGNATURES                                                                 12.

Financial Data Schedule - Exhibit 27                                       13.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                      December 31,        September 30,
                                                                      1996                1996
                                                                      (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                             $1,115,724          $491,262
Accounts receivable                                                   -                   1,191,510
Inventories                                                           30,000              38,090
Due from affiliate                                                    95,815              450,815
Loan receivable - officer                                             1,368,390           1,470,141
                                                                      -----------         -----------

TOTAL CURRENT ASSETS                                                  2,609,929           3,641,818

FIXED ASSETS:
Furniture and fixtures                                                11,547              11,547
Machinery and equipment                                               17,814              17,814
                                                                      29,361              29,361
Less: accumulated depreciation                                        12,412              10,912
                                                                      16,949              18,449

OTHER ASSETS:
Investment in convertible preferred stock (Note 3)                    4,221,490           3,696,490
Advances to equity investee                                           120,000             120,000
Due from affiliate (Note 4)                                           620,000             320,000
                                                                      4,961,490           4,136,490

                                                                      $7,588,368          $7,796,757

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable                                                      $ 250,516           $ 286,066
Accrued expenses and other liabilities                                54,204              56,017

TOTAL CURRENT LIABILITIES                                             304,720             342,083

MINORITY INTEREST IN SUBSIDIARY (Note 1)                              -                   -
                                                                      ------------------  -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; 10,000,000 shares authorized,
3,005,000 shares issued and outstanding                               3,005               3,005
Additional paid-in capital 13,102,005 13,102,005
Retained earnings (deficit)                                           (2,600,135)         (2,429,109)
Unrealized loss on investment                                         (3,221,227)         (3,221,227)
                                                                      7,283,648           7,454,674

                                                                      $7,588,368          $7,796,757

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the Three       For the Three
                                                                      Months Ended        Months Ended
                                                                      December 31, 1996   December 31, 1995

NET SALES                                                             $ -                 $ 83,031
                                                                      --------------      -----------

COSTS AND EXPENSES:
Cost of sales                                                         -                   72,910
Operating expenses                                                    183,050             229,085
                                                                      183,050             301,995

(LOSS) FROM OPERATIONS                                                (183,050)           (218,964)

OTHER INCOME (EXPENSE):
Interest expense                                                      -                   (24,738)
Interest and other income                                             12,024              3,814
                                                                      12,024              (20,924)

(LOSS) BEFORE MINORITY INTERESTS                                      (171,026)           (239,888)

Minority interests (Note 1)                                           -                   -
                                                                      ----------------    ---------

(LOSS) BEFORE PROVISION (CREDIT) FOR
INCOME TAXES                                                          (171,026)           (239,888)

Provision (credit) for income taxes                                   -                   -
                                                                      ----------------    --------
NET (LOSS)                                                            $(171,026)          $(239,888)

(LOSS) PER COMMON SHARE (Note 5)                                      $(.06)              $(.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING (Note 5)                                    3,005,000           2,406,739

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the Three       For the Three
                                                                      Months Ended        Months Ended
                                                                      December 31, 1996   December 31, 1995

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                            $ (171,026)         $(239,888)
   Adjustments  to  reconcile  net  (loss)  to net  cash
     (used  for)  operating activities:
Depreciation of fixed assets                                          1,500               1,469
Amortization of excess of costs over net assets acquired              -                   500
Change in  assets and liabilities:
Decrease in accounts receivable                                       1,191,510           574,440
Decrease (increase) in inventories                                    8,090               44,000
(Increase) in loan to supplier                                        -                   (335,000)
Decrease (increase) in prepaid expenses and other current assets      -                   5,500
(Decrease) in accounts payable                                        (35,550)            (131,557)
Decrease (increase) in accrued expenses and other liabilities         (1,813)             (1,722)
Net cash provided by (used for) operating activities                  992,711             (82,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to officers                                                     (423,249)           (8,616)
Net cash (used for) investing activities                              (423,249)           (8,616)
                                                                      -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock and warrants                   -                   3,796,964
Loans received from (repaid to) affiliate                             55,000              (989,500)
Net cash provided by financing activities                             55,000              2,807,464

NET INCREASE IN CASH AND CASH EQUIVALENTS                             624,462             2,716,590

Cash and cash equivalents, at beginning of period                     491,262             2,207
                                                                      ------------        --------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                           $1,115,724          $2,718,797


SUPPLEMENTAL INFORMATION:
Taxes paid                                                            $ -                 $ -
Interest paid                                                         -                   -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE   1   - BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Multimedia Concepts International Inc. ("the Company") and its 55% owned subsidiary, American Eagle Industries Corp. "Industries" and its wholly owned subsidiary, Match II, Inc. Through September 30, 1995 losses applicable to the minority shareholders exceeded their interest in Industries, which was reduced to zero, and as such, excess losses were charged against the operations of the Company. Future earnings attributable to the minority interest in Industries, if any, will first be credited to the operations of the Company, to the extent that such excess losses were previously absorbed by the Company. Industries began operations in August 1994.

In May of 1996, the Company formed a new subsidiary, Video On-Line USA, Inc., in order to pursue a certain acquisition. No acquisition agreement was ever entered into and this subsidiary is currently inactive.

In December 1996, the Company held a special meeting of its shareholders who authorized the Company to sell or dispose of its shares in American Eagle Industries Corp. (and its= subsidiary Match II) or effect the dissolution thereof. These subsidiaries had ceased operations as of September 30, 1996. In December 1996, in accordance with the vote of its shareholders, the Company terminated its financing and business relationships with these subsidiaries.

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

In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 1996, the statements of operations and the statements of cash flows for the three month periods ended December 31, 1996 and 1995.

The accounting policies followed by the Company and its subsidiaries are set forth in Note 2 to the Company=s consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended September 30, 1996, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company=s securities and the notes to consolidated financial statements included therein.

The results of operations for the three month period ended December 31, 1996, should not be regarded as necessarily indicative of the results that may be expected for the full year.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE   2   - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception, has realized negative gross margins on the products it has sold, and as of September 30, 1996 (the fiscal year end) ceased operations in both of its operating subsidiaries and terminated all financing of these subsidiaries. Further, the Company has been late in remitting certain payroll withholding taxes.

In view of the above mentioned matters, the Company=s existence is dependent upon establishing new operations which in turn is dependent on the Company=s ability to meet its future obligations and the success of such future operations. Management of the Company believes that actions presently being taken, as discussed below, will provide the opportunity for the Company to continue in existence.

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

NOTE   3   - INVESTMENT IN PREFERRED STOCK:

In connection with an employment agreement entered into with an executive officer, in May 1996 the Company granted an option to such officer to acquire 2,900,000 common stock purchase warrants at a price of $2.50 per warrant (market value), payable either in cash or other securities. Since the warrants were issued at market value, no compensation was reflected. As of May 1996, the officer had purchased these warrants with payment being made through the transfer of 528,000 shares of convertible preferred stock in another publicly traded company, Play Co. Toys & Entertainment Corp., APlay Co@. The Company had valued this preferred stock at $6,917,717, the deemed fair value based upon such factors as dilution, lack of marketability, etc. This investment has been reflected as a non-current asset based upon the intent of management and at the year ended September 30, 1996 was written down further to fair value, in accordance with SFAS No. 115.

In December 1996, this officer transferred an additional 75,000 shares of convertible preferred stock in Play Co to further reduce amounts owed by him to the Company.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE   4   - DUE FROM AFFILIATE:

As of December 31 and September 30, 1996, Mister Jay Fashions International, Inc., an entity in which the chief operating officer of the Company is the President, was indebted to the Company in the aggregate amount of $620,000 and $320,000, respectively. The Company has agreed to not request repayment of such amount until after April 1, 1998. This loan bears interest at an annual rate of 8%.


NOTE   5  - EARNINGS (LOSS) PER SHARE:

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

Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation; its name was changed to its present name in June 1995. The Company acquired fifty-five (55%) percent of the capital stock of American Eagle Industries Corp. ("American Eagle") in June, 1994. In June 1994, American Eagle acquired 100% of the issued and outstanding shares of common stock of Match II, Inc. The Company also acquired thirty-four (34%) percent of the issued and outstanding capital stock of Multi Media Publishing Corp. ("MMP"), in June 1995.

American Eagle designs and manufactures a line of private label knit tops predominantly for men and boys, including two types of t-shirts (one with a pocket and one without) and two types of polo shirts (one with a button collar and one without). American Eagle also manufactures a lightweight denim jacket.

Match II sells its own brand name of ladies tops and coordinates under the tradename "Match II". The Match II garments are sold nationally in boutique stores and specialty chain stores.

MMP is a development stage entity, with no operations.

As of the year ended September 30, 1996, the Company ceased all operations of American Eagle and its= subsidiary Match II, due to substantial recurring operating losses. In addition, in December 1996, the Company terminated all business relationships with MMP, its= unconsolidated subsidiary (see Note 1 of Notes to consolidated financial statements).

The financial information presented herein includes: (i) Balance sheets as of December 31, 1996 and September 30, 1996, (ii) Statements of operations for the three month periods ended December 31, 1996 and 1995 and (iii) Statements of cash flows for the three month periods ended December 31, 1996 and 1995.

Results of Operations

Sales for the three months ended December 31, 1996 were $-0-. Sales for the three months ended December 31, 1995 were $83,031. The reduction in sales to no sales resulted from the Company=s decision to terminate operating activities in its two operating subsidiaries as described above. The operations will be reflected as discontinued operations in future periods.

Overhead costs decreased from approximately $229,000 to $183,000 when comparing the quarters ended December 31, 1996 and 1995. Management believes the decrease is due to the reduction in certain costs that vary in accordance with the reduction in sales.

For the three months ended December 31, 1995 the Company reflected a loss of $239,888 or $.10 per share. This loss was due to low gross margins on low sales, which amount was insufficient to cover the quarterly overhead. For the three months ended December 31, 1996 the Company reflected a loss of $171,026 or $.06 per share. This loss was due to the suspension of operations as described below.

              Liquidity and Capital Resources

At September 30, 1996, the fiscal year end, the Company reflected cash of $491,262, working capital of $3,299,735 and shareholders= equity of $7,454,674.

At December 31, 1996 the Company reflected cash of $1,115,724, working capital of $2,305,209 and shareholders= equity of $7,283,648.

The Company=s auditors issued a going concern uncertainty opinion on the financial statements for the year ended September 30, 1996. The reasons for this uncertainty include substantial operating losses and the fact that as of September 30, 1996 the Company ceased all the activities of its two operating subsidiaries (see Note 1 of Notes to the consolidated financial statements). Unless the Company can re-establish operations and those future operations are profitable, the Company may be unable to continue in existence. See Note 2 of Notes to financial statements as regards management=s plans to restore operations.

 PART II.  OTHER INFORMATION


Item  1.      Legal Proceedings

There are no material legal proceedings against the Company or in which any of their property is subject.


Item  2.      Changes in Securities

              None


Item  3.      Defaults upon Senior Securities

              None


Item  4.      Submission of Matters to a Vote of Security Holders

              None


Item  5.      Other Information

              None


Item  6.      Exhibits and Reports:

              (a) Exhibits

     See Notes to Financial Statements, Note 5 regarding computation of per share earnings

              (b) Reports on Form 8-K

                   None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: February 12, 1997                  MULTIMEDIA CONCEPTS INTERNATIONAL, INC.




                                                              By: /s/ Ilan Arbel
                                                           Ilan Arbel, President

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC AND SUBSIDIARIES
                                   EXHIBIT 27
                             FINANCIAL DATA SCHEDULE
                           ARTICLE 5 OF REGULATION S-X

The  schedule  contains  summary  financial   information   extracted  from  the
consolidated financial statements for the three months ended December 31, 1996 and is qualified in its entirety by reference to such statements.

Period type                   3 Mos.
Fiscal year end               September 30, 1997
Period start                  October 1, 1996
Period end                    December 31, 1996
Cash                          1,115,724
Securities                    0
Receivables                   0
Allowances                    0
Inventory                     30,000
Current assets                2,609,929
PP&E                          29,361
Depreciation                  12,412
Total assets                  7,588,368
Current liabilities           304,720
Bonds                         0
Common                        3,005
Preferred mandatory           0
Preferred                     0
Other SE                      7,280,643
Total liability and equity    7,588,368
Sales                         0
Total revenues                0
CGS                           0
Total costs                   0
Other expenses                183,050
Loss provision                0
Interest expense              0
Income pretax                 (171,026)
Income tax                    0
Income continuing             (171,026)
Discontinued                  0
Extraordinary                 0
Changes                       0
Net income                    (171,026)
EPS primary                   (.06)
EPS diluted                   (.06)