Form 10KSB/A
period 1996-09-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1997-04-01
CIK 948070

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this report to be signed on its behalf, thereunto duly authorized as of the 31st day of March 1997.


MULTIMEDIA CONCEPTS INTERNATIONAL, INC.


By:
Ilan Arbel, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ilan Arbel                          President and Director                  03/31/97
Ilan Arbel                                                                      Date

/s/ Sheikhar Boodram                    Secretary and Director                  03/31/97
Sheikhar Boodram                                                                Date

/s/ Rivka Arbel                         Director                                03/31/97
Rivka Arbel                                                                     Date

/s/ Yair Arbel                          Director                                03/31/97
Yair Arbel                                                                      Date

/s/ Alan Berkun                         Director                                03/31/97
Alan Berkun                                                                     Date


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