Form 10QSB/A
period 1996-12-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1997-04-02
CIK 948070

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB\A


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

     27 - Financial Data Schedule

              (b) Reports on Form 8-K

                   None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: April 1, 1997                  MULTIMEDIA CONCEPTS INTERNATIONAL, INC.




                                                              By: /s/ Ilan Arbel
                                                           Ilan Arbel, President