Form 10QSB
period 1997-03-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1997-07-16
CIK 948070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                   -------------------------------------------

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
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                 448 West 16th Street, New York, New York 10011
              (Address of principal executive offices) (Zip Code)

                                 (212) 675-6666
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [xx] No [ ]

           APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Common stock, par value $.001 per share: 3,005,000 shares outstanding as of June 30, 1997.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.

                                      INDEX



PART 1 - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS

Balance Sheets (Unaudited) for
March 31, 1997 and June 30, 1996                       F-1

Statements of Operations (Unaudited) for the
three months ended March 31, 1997 and 1996             F-2

Statements of Operations (Unaudited) for the
six months ended March 31, 1997 and 1996               F-3

Statement of Stockholders' Equity (Unaudited) for
the six months ended March 31, 1997                    F-4

Statements of Cash Flows (Unaudited) for the
six months ended March 31, 1997 and 1996               F-5

Notes to Financial Statements                          F-6 - F-__


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

                          PART I Financial Information
ITEM 1 - Financial Information

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                   March 31,        September 30,
                                                                                   1997             1996
                                  ( Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .......................................................   $    591,577    $    491,262
 Accounts receivable .............................................................        220,320       1,191,510
 Advances to supplier ............................................................        537,656            --
 Inventories .....................................................................         30,000          38,090
 Due from affiliate ..............................................................         64,815         450,815
 Loan receivable-officer .........................................................      1,032,537       1,470,141
                                                                                     ------------    ------------

         Total current assets ....................................................      2,476,905       3,641,818
                                                                                     ------------    ------------

FIXED ASSETS:
 Furniture and fixtures ..........................................................         11,547          11,547
 Machinery and equipment .........................................................         17,814          17,814
                                                                                     ------------    ------------
                                                                                           29,361          29,361
 Less: accumulated depreciation ..................................................         13,912          10,912
                                                                                     ------------    ------------
                                                                                           15,449          18,449
                                                                                     ------------    ------------
OTHER ASSETS:
 Investment in convertible preferred stock (Note 3) ..............................      4,221,490       3,696,490
 Advances to equity investee .....................................................        140,000         120,000
 Due from affiliate ( Note 4) ....................................................        804,000         320,000
                                                                                     ------------    ------------
                                                                                        5,165,490       4,136,490
Total assets .....................................................................   $  7,657,844    $  7,796,757
                                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ................................................................   $    553,345    $    286,066
 Accrued expenses and other liabilities ..........................................         36,351          56,017
                                                                                     ------------    ------------
         Total current liabilities ...............................................        589,696         342,083
                                                                                     ------------    ------------
MINORITY INTEREST IN SUBSIDIARY (Note 1) .........................................           --              --
                                                                                     ------------    ------------

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 10,000,000
  shares authorized, 3,005,000 shares
  issued and outstanding .........................................................          3,005           3,005
 Additional paid-in capital ......................................................     13,102,005      13,102,005
 Retained earnings (Deficit) .....................................................     (2,815,635)    (2,429,109)
 Unrealized loss on investment                                                         (3,221,227)    (3,221,227)
                                                                                         7,068,148      7,454,674
 Total labilities and stockholders' equity                                              $7,657,844     $7,796,757

        The accompanying notes are an integral part of these consolidated financial statements


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended            Six Months Ended

                                     March 31,      March 31,      March 31,      March 31,
                                          1997           1996           1997           1996

NET SALES ......................   $   220,320    $ 1,890,411    $   220,320    $ 1,973,442
                                   -----------    -----------    -----------    -----------


COSTS AND EXPENSES:
 Cost of sales .................       145,556      2,536,690        145,556      2,609,600
 Operating expenses ............       311,216        224,100        494,266        453,185
 Interest expense ..............          --           16,210           --           40,948
                                   -----------    -----------    -----------    -----------
                                       456,772      2,777,000        639,822      3,103,733
                                   -----------    -----------    -----------    -----------

OPERATING LOSS .................      (236,452)      (886,589)      (419,502)    (1,130,291)
                                   -----------    -----------    -----------    -----------

OTHER INCOME ...................        20,952          8,119         32,976         11,933
                                   -----------    -----------    -----------    -----------

(LOSS) BEFORE MINORITY INTERESTS      (215,500)      (878,470)      (386,526)    (1,118,358)

 Minority interests ............          --             --             --             --
                                   -----------    -----------    -----------    -----------

(LOSS) BEFORE PROVISION (CREDIT)
  FOR INCOME TAXES .............      (215,500)      (878,470)      (386,526)    (1,118,358)

 Provision for income taxes ....          --             --             --             --
                                   -----------    -----------    -----------    -----------

NET (LOSS) .....................   $  (215,500)   $  (878,470)   $  (386,526)   $(1,118,358)
                                   ===========    ===========    ===========    ===========

(LOSS) PER COMMON SHARE (Note 5)   $      (.07)   $      (.30)   $      (.12)   $      (.49)

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING
 (Note 5) ......................     3,005,000      2,929,725       3,005,000      2,303,798

       The accompanying notes are an integral part of these consolidated financial statements


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months   Six Months
                                                                      Ended   Ended
                                                                       1997   1996

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) ................................................   $  (386,526)   $(1,118,358)
 Adjustments to reconcile net (loss) to net cash
  (used for) operating activities:
  Depreciation .............................................         3,000          2,937
  Amortization of excess of costs over
    net assets acquired ....................................          --            1,000
Change in assets and liabilities:
  (Increase) decrease in accounts receivable ...............       971,190       (331,870)
  (Increase) in advances to supplier .......................      (537,656)          --
  Decrease in inventories ..................................         8,090      1,135,189

  (Decrease) increase in accounts payable ..................       267,279       (234,220)
  (Decrease) increase in accrued expenses and
    other liabilities ......................................       (19,666)           906
                                                               -----------    -----------
    Net cash (used for) operating activities ...............       305,711       (544,416)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Reduction in loans receivable-officer .....................       (87,396)       257,222
 Advances to equity investee ...............................       (20,000)      (215,000)
                                                               -----------    -----------
    Net cash provided by investing activities ..............      (107,396)        42,222
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common stock and warrants .......          --        3,912,054
 Reduction in loans received from affiliate ................       (98,000)      (889,790)
                                                               -----------    -----------
    Net cash provided by and (used for) financing activities       (98,000)     3,022,264

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................       100,315      2,520,070

 Cash and cash equivalents, at beginning of year ...........       491,262          2,207
                                                               -----------    -----------

 Cash and cash equivalents, at end of year .................   $   591,577    $ 2,522,277
                                                               ===========    ===========

SUPPLEMENTAL INFORMATION:
 Taxes paid ................................................   $      --      $      --
 Interest paid .............................................          --             --

        The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1-           BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of Multimedia Concepts International, Inc. ("the Company") and the following subsidiaries; American Eagle Industries Corp., "Industries" (55% owned) and its wholly-owned subsidiary, Match ll, Inc. as well as U.S. Apparel Corp. (wholly-owned). Through September 30, 1995, losses applicable to the minority shareholders exceeded their interest in Industries, which was reduced to zero, and as such, excess losses were charged against the operations of the Company. Future earnings attributable to the minority interest in Industries, if any, will first be credited to the operations of the Company, to the extent that such excess losses were previously absorbed by the Company. Industries began operations in August 1994.

     In May 1996, the Company formed a new subsidiary, Video On-Line USA, Inc., in order to pursue a certain acquisition. No acquisition was ever entered into and this subsidiary is currently inactive.

     In December 1996, the Company held a special meeting of its shareholders who authorized the Company to sell or dispose of its shares in American Eagle Industries Corp. (and its' subsidiary Match ll) or effect the dissolution thereof. These subsidiaries had ceased operations as of September 30, 1996. In December 1996, in accordance with the vote of its shareholders, the Company terminated its financing and business relationships with these subsidiaries.

     In December 1996, the shareholders also authorized the Company to dispose of its 34%interest in an unconsolidated subsidiary, Multi Media Publishing Corp. which has no revenues or operations. In December 1996, in accordance with the vote of its shareholders, the Company terminated all business relationships with this entity but intends to seek the return of certain funds that it had advanced.

     In January 1997, the Company formed a new wholly-owned subsidiary, U.S. Apparel Corp., which is engaged in the design and manufacture of a line of T-shirts and other tops, predominately for men. The Company began operations through this subsidiary in January 1997.

     The accompanying consolidated financial statements reflect the elimination of all intercompany transactions and balances.In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, the statements of operations and statements of cash flows for the six month periods ended March 31, 1997 and 1996.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1-           BASIS OF PRESENTATION: (continued)

     The accounting policies followed by the Company and its subsidiaries are set forth in Note 2 to the Company's consolidated financial statements included in the Annual Report on Form 10-KSB for the year ended September 30, 1996, which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements included herein. The results of operations for the six month period ended March 31, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year.

Note 2-           GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses since inception, has realized negative gross margins on the products it has sold, and as of September 30, 1996 (the fiscal year end) ceased operations in two of its operating subsidiaries and terminated all financing for these subsidiaries. Further, the Company has been late in remitting certain payroll withholding taxes.

     In view of the above mentioned matters, the Company's existence is dependent upon establishing new operations which in turn is dependent on the Company's ability to meet its future obligations and the success of such future operations. Management of the Company believes that actions presently being taken, as discussed below, will provide the opportunity for the Company to continue in existence. In January 1997, the Company formed a new subsidiary which took over the operations of one of the ceased operations. Although there can be no assurance, management believes that the new subsidiary can conduct its business at a lower cost of operations. During the three months ended March 31, 1997, this subsidiary recorded sales of approximately $220,000 and also received a vendor number which will allow it to do business with a significant discount chain store.

Note 3-           INVESTMENT IN PREFERRED STOCK:

     In connection with an employment agreement entered into with an executive officer in May 1996, the Company granted an option to such officer to acquire 2,900,000 common stock purchase warrants at a price of $2.50 per warrant (market value), payable either in cash or other securities. Since the warrants were issued at market value, no compensation was reflected. As of May 1996, the officer had purchased these warrants with payment being made through the transfer of 528,000 shares of convertible preferred stock in another publicly traded company. Play Co. Toys & Entertainment Corp., "Play Co.".

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company had valued this preferred stock at $6,917,717, the deemed fair value based upon such factors as dilution, lack of marketability, etc. This investment has been reflected as a non-current asset based upon the intent of management and at the year ended September 30, 1996, was written down further to fair value, in accordance with SFAS No. 115. In December 1996, this officer transferred an additional 75,000 shares of convertible preferred stock in Play Co. to further reduce amounts owed by him to the Company.

Note 4-           DUE FROM AFFILIATE:

     As of March 31,1997 and September 30, 1996, Mister Jay Fashions International, Inc. an entity in which the chief operating officer of the Company is the President, was indebted to the Company in the aggregate of $804,000 and $320,000 respectively. The Company has agreed to not request repayment of such amount until after April 1, 1998. This loan bears interest at an annual rate of 8%.

Note 5-           EARNINGS (LOSS) PER SHARE:

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

         Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation; its name was changed to its present name in June 1995. The Company acquired fifty-five (55%) percent of the capital stock of American Eagle Industries Corp. ("American Eagle") in June 1994. In June 1994, American Eagle acquired 100% of the issued and outstanding shares of common stock of Match ll, Inc. The Company also acquired thirty-four (34%) percent of the issued and outstanding capital stock of Multi Media Publishing Corp. ("MMP"), in June 1995.

         American Eagle designed and manufactured a line of private label knit tops predominately for men and boys, including two types of t-shirts and two types of polo shirts, as well as a lightweight denim jacket.

         Match ll sold its own brand of ladies tops and coordinates under the trade name "Match ll". The Match ll garments were sold nationally in boutiques and specialty chain stores. MMP is a development stage entity with no operations.

     U.S. Apparel Corp. initiated operations in January 1997. The Company designs and manufactures a line of T-shirts and other tops predominately for the mens market. During the three months ended March 31, 1997, U.S. Apparel Corp. recorded sales of approximately $220,000.

         As of the year ended September 30, 1996, the Company ceased all operations of American Eagle and its subsidiary Match ll, due to substantial recurring operating losses. In addition, in December 1996, the Company terminated all business relationships with MMP, its unconsolidated subsidiary (see Note 1 of Notes to consolidated financial statements).

         The financial information presented herein includes: (i) Balance sheets as of March 31, 1997 and September 30, 1996, (ii) Statements of operations for the three months ended March 31, 1997 and March 31, 1996, as well as the six months ended March 31, 1997 and March 31, 1996 and (iii) Statements of cash flows for the six months ended March 31, 1997 and March 31, 1996.

Results of Operations

Three Months Ended March 31, 1997 and March 31, 1996

         Sales for the three months ended March 31, 1997 were $220,320 compared with sales of $1,890,411 for the corresponding three month period ending March 31, 1996. This represented a decrease in sales of 88.3%. The decrease is attributable to the cessation of operations as of September 30, 1996 of both American Eagle and its subsidiary Match ll, and reflects the initiation of operations in 1997 of the Company's new subsidiary, U.S. Apparel Corp. Cost of sales for the three months ended March 31,1997 were $145,656 or 66.1 % of sales, as compared to $2,536,690 or 134.2% of sales for the three months ended March 31, 1997. The decrease is attributable to both the cessation of operations of American Eagle and its subsidiary Match ll and the start up of operations of U.S. Apparel Corp. in January 1997.

     Operating expenses for the three months ended March 31, 1997 were $311,216 or 136.2% of sales. For the three months ended March 31,1996, operating expenses were $224,100 or 11.9% of sales. This represented an increase of 38.9% over the previous three month period ending March 31, 1996. The increase is due to start up expenses associated with the initiation of U.S. Apparel Corp. in the quarter ended March 31, 1997.

     For the three months ended March 31, 1997, the Company reported a loss of $215,500 or $.07 per common share. This loss was due to start up costs of U.S. Apparel Corp. as well as costs associated with the cessation of operations of the Company's two subsidiaries.

Six Months Ended March 31, 1997 and March 31, 1996

         Sales for the six months ended March 31, 1997 were the same as reported in the three months ended the same date. The Company through its new subsidiary, U.S. Apparel Corp. began operations in January 1997. The sales for this period were $220,320. In the corresponding six months ended March, 1996, sales were $1,973,442.

     Cost of sales were $145,656 or 66.1% of sales as compared to $2,609,600 or 132.2% of sales for the six months ended March 31, 1996. This decrease is due to the cessation of operations of American Eagle and its subsidiary Match ll in September 1996.

     Operating expenses for the six months ended March 31, 1997 were $494,266 or 224.3% of sales as compared to $453,185 or 24.1% of sales for the six months ended March 31, 1996. This increase of .09% is due to start up expenses associated with the initiation of operations of U.S. Apparel Corp. in January 1997.

     For the six months ended March 31, 1997, the Company reported a loss of $386,526 or $.12 per common share. This loss was due to costs associated with the cessation of operations of American Eagle Corp. and its subsidiary, Match ll.

Liquidity and capital resources

     At September 30, 1996, the fiscal year end, the Company reported cash of $491,262, working capital of $3,229,735 and shareholders' equity of $7,454,674. At March 31, 1997, the Company reported cash of $591,577, working capital of $1,887,209 and shareholders' equity of $7,068,148.

     The Company's auditors issued a going concern uncertainty opinion on the financial statements for the year ended September 30, 1996. The reasons for this uncertainty include substantial operating losses and the fact that as of September 30, 1996, the Company ceased all the activities of its two operating subsidiaries (see Note 1 of Notes to the consolidated financial statements). Unless the Company can reestablish operations and those future operations are profitable, the Company may be unable to continue in existence. See Note 2 of Notes to the consolidated financial statements as regards management's plans to restore operations.

         PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings:  None

ITEM 2 - Changes in Securities: None

ITEM 3 - Defaults Upon Senior Securities: None

ITEM 4 - Submission of Matters to a Vote of Security Holders: None

ITEM 5 - Other Information

         Via correspondence dated January 31, 1997, the Nasdaq Stock Market informed the Company that it planned to delist the Company's securities from quotation and trading on the Nasdaq Stock SmallCap Market, effective February 17, 1997. The Company requested, and was granted, an oral hearing to appeal the Nasdaq determination. Thereafter, on March 6, 1997, the Company appeared before the Nasdaq Listing Qualifications Panel for a hearing on the issues. Notwithstanding the Company's arguments, the Listing Panel ordered that the Company's securities be delisted effective March 20, 1997.

         In or about March, 1997, Marlowe & Co. ("Marlowe"), a brokerage firm, filed a 15c2-11 application with the NASD (National Association of Securities Dealers) Regulation, Inc. wherein the broker requested that the Company's shares be quoted and traded on the OTC Bulletin Board. Marlowe and the Company are undergoing a comment process with NASD in order to effect the OTC Bulletin Board Listing.

ITEM 6 - Exhibits and Reports on Form 8-K

         Two reports on Forms 8-K were filed on May 15, 1997. In the first, the sole item reported was the April 23, 1997 resignation of Alan Berkun as a director of the Company. In the second, the sole item reported was the May 14, 1997 mutual termination of Lazar, Levine & Company LLP as auditors of the Company. The resignation of Lazar, Levine & Company LLP was not due to any discrepancies or disagreements between the Company and Lazar, Levine & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        July 14, 1997

                                         Multimedia Concepts International, Inc.
                                                                    (Registrant)


                                                                  \s\ Ilan Arbel
                                                                      Ilan Arbel
                                                                       President


                                                                \s\ Allean Goode
                                                                    Allean Goode
                                                                       Treasurer