Form 10QSB
period 1997-06-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1997-08-18
CIK 948070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                  --------------------------------------------

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

                 448 West 16th Street, New York, New York 10011
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.

                                      INDEX

                                                                                Page

PART 1. Financial Information

ITEM 1. Financial Statements:

Consolidated balance sheets as of June 30, 1997 (Unaudited)
and September 30, 1996                                                          3

Consolidated statements of operations (Unaudited) for the
three months ended June 30, 1997 and June 30, 1996, and
for the nine months ended June 30, 1997 and June 30, 1996                       5

Consolidated statements of cash flows for the nine months ended June 30, 1997
and June 30, 1996                                                               6

Notes to consolidated financial statements                                      7


ITEM 2. Management's discussion and analysis of financial condition
and results of operations                                                       9

PART 2. Other information                                                       12

Signatures                                                                      13


                          PART I Financial Information

ITEM 1 - Financial Information

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                         June 30,     September 30,
                                                         1997         1996
                                                         ( Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents ...........................   $  274,685   $    1,262
 Accounts receivable .................................       74,957    1,191,510
 Advances to supplier ................................      537,656         --
 Inventories .........................................      611,272       38,090
 Due from affiliate ..................................       64,815      450,815
 Loan receivable-officer .............................    1,115,709    1,470,141
                                                         ----------   ----------
         Total current assets ........................    2,679,094    3,641,818
                                                         ----------   ----------

FIXED ASSETS:
 Furniture and fixtures ..............................       11,547       11,547
 Machinery and equipment .............................       17,814       17,814
                                                         ----------   ----------
                                                             29,361       29,361
 Less: accumulated depreciation ......................       15,412       10,912
                                                         ----------   ----------
                                                             13,949       18,449
                                                         ----------   ----------
OTHER ASSETS:
 Security deposits ...................................           50         --
 Investment in convertible preferred stock (Note 3) ..    4,221,490    3,696,490
 Advances to equity investee .........................      140,000      120,000
 Due from affiliate ( Note 4) ........................      966,000      320,000
                                                         ----------   ----------
                                                          5,327,540    4,136,490
                                                         ----------   ----------
         Total assets ................................   $8,020,583   $7,796,757
                                                         ==========   ==========

     The accompanying notes are an integral part of these consolidated financial statements



            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable .................................   $    740,735    $    286,066
 Accrued expenses and other liabilities ...........         53,826          56,017
                                                      ------------    ------------
         Total current liabilities ................        794,561         342,083
                                                      ------------    ------------
MINORITY INTEREST IN SUBSIDIARY (Note 1) ..........           --              --
                                                      ------------    ------------
STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 10,000,000
  shares authorized, 3,005,000 shares
  issued and outstanding ..........................          3,005           3,005
 Additional paid-in capital .......................     13,102,005      13,102,005
 Retained earnings (Deficit) ......................     (2,657,761)
                                                                        (2,429,109)
 Unrealized loss on investment ....................     (3,221,227)
                                                                        (3,221,227)
                                                         7,226,022       7,454,674
                                                      ------------    ------------
         Total liabilities and stockholders' equity   $  8,020,583    $  7,796,757
                                                      ============    ============


     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                Three Months Ended              Nine Months Ended
                                June 30,      June 30,       June 30,       June 30,
                                1997          1996           1997           1996
                                ---------     ----------     ----------     -------
NET SALES ...................   $ 1,041,435   $ 1,466,454    $ 1,261,755    $ 3,439,896
                                -----------   -----------    -----------    -----------

COSTS AND EXPENSES:
 Cost of sales ..............       757,886     2,179,993        903,442      4,789,593
 Operating expenses .........       126,329       307,367        620,595        760,552
 Interest expense ...........          --          26,922           --           67,870
                                -----------   -----------    -----------    -----------
                                    884,215     2,514,282      1,524,037      5,618,015
                                -----------   -----------    -----------    -----------

OPERATING INCOME (LOSS) .....       157,220    (1,047,828)      (262,282)    (2,178,119)
                                -----------   -----------    -----------    -----------

OTHER INCOME:
 Interest income ............           654        21,636         33,630         33,569
                                -----------   -----------    -----------    -----------

INCOME (LOSS) BEFORE
 MINORITY INTERESTS .........       157,874    (1,026,192)      (228,652)    (2,144,550)
 Minority interests .........          --            --             --             --
                                -----------   -----------    -----------    -----------

INCOME (LOSS) BEFORE
 PROVISION  (CREDIT) FOR
 INCOME TAXES ...............         7,784    (1,026,192)      (228,652)    (2,144,550)

 Provision for income taxes .          --            --             --             --
                                -----------   -----------    -----------    -----------

NET INCOME (LOSS) ...........   $   157,784   $(1,026,192)   $  (228,652)   $(2,144,550)
                                ===========   ===========    ===========    ===========

INCOME (LOSS)
PER COMMON SHARE (Note 5) ...   $       .05   $      (.02)   $      (.08)   $      (.83)
                                ===========   ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING
 (Note 5) ...................     3,005,000     1,800,000      3,005,000      2,592,007
                                ===========   ===========    ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months     Nine Months
                                                                                     Ended           Ended
                                                                                     1997            1996
INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) .........................................................................$  (228,652)   $(2,144,550)
 Adjustments to reconcile net (loss) to net cash
  (used for) operating activities:
  Depreciation ......................................................................4,500          4,404
  Amortization of excess of costs over
    net assets acquired .............................................................--             1,500
Change in assets and liabilities:
  (Increase) decrease in accounts receivable ........................................1,116,553      (127,002)
  (Increase) in advances to supplier ................................................(537,656)          --
  (Increase)Decrease in inventories .................................................(573,182)      1,155,189
  (Increase) in security deposits ...................................................(50)           --
  (Decrease) increase in accounts payable ...........................................454,669        (142,134)
  (Decrease) increase in accrued expenses and
    other liabilities ...............................................................(2,191)        166,975
                                                                                     -----------    -----------
    Net cash (used for) operating activities ........................................233,991        (1,085,618)
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Reduction in loans receivable-officer ..............................................(170,568)       (73,914)
 Advances to affiliates .............................................................--             (809,658)
 Advances to equity investee ........................................................(20,000)       (285,000)
                                                                                     -----------    -----------
    Net cash provided by investing activities .......................................(190,568)      (1,168,572)
                                                                                     ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common stock and warrants ................................--             3,944,861
 Increase in loans received from affiliate ..........................................(260,000)      (989,500)

    Net cash provided by and (used for) financing activities ........................(260,000)      2,955,361


NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................(216,577)      701,171
 Cash and cash equivalents, at beginning of year ....................................491,262        2,207

 Cash and cash equivalents, at end of year ..........................................$   274,685    $   703,378

SUPPLEMENTAL INFORMATION:
 Taxes paid .........................................................................$      --      $      --
 Interest paid ......................................................................--             --

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

     The accompanying consolidated financial statements reflect the elimination of all intercompany transactions and balances. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, the statements of operations and statements of cash flows for the nine month periods ended June 30, 1997 and 1996.

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

     The results of operations for the nine month period ended June 30, 1997 should not be regarded as necessarily indicative of the results that may be expected for the full year.


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

     In January 1997, the Company formed a new subsidiary which took over the operations of one of the ceased operations. Although there can be no assurance, management believes that the new subsidiary can conduct its business at a lower cost of operations. During the three months ended June 30, 1997, this subsidiary recorded sales of $1,041,435 and has also received a vendor number which will allow it to do business with a significant discount store chain.

Note 3-           INVESTMENT IN PREFERRED STOCK:

     In connection with an employment agreement entered into with an executive officer in May 1996, the Company granted an option to such officer to acquire 2,900,000 common stock purchase warrants at a price of $2.50 per warrant (market value), payable either in cash or other securities. Since the warrants were issued at market value, no compensation was reflected. As of May 1996, the officer had purchased these warrants with payment being made through the transfer of 528,000 shares of convertible preferred stock in another publicly traded company. Play Co. Toys & Entertainment Corp.,( "Play Co.").

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

Note 4-           DUE FROM AFFILIATE:

     As of June 30,1997 and September 30, 1996, United Textiles & Toys Corp., an entity in which the chief operating officer of the Company is the President, was indebted to the Company in the aggregate of $966,000 and $320,000 respectively. The Company has agreed to not request repayment of such amount until after April 1, 1998. This loan bears interest at an annual rate of 8%.

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

Match II sold its own brand of ladies tops and coordinates under the trade name "Match II". The Match II garments were sold nationally in boutiques and specialty chain stores.

MMP is a development stage entity with no operations.

     U.S. Apparel Corp. initiated operations in January 1997. The Company designs and manufactures a line of T-shirts and other tops predominately for the mens market. During the three months ended June 30, 1997, U.S. Apparel Corp. recorded sales of approximately $1,041,435.

As of the year ended September 30, 1996, the Company ceased all operations of American Eagle and its subsidiary Match ll, due to substantial recurring operating losses. In addition, in December 1996, the Company terminated all business relationships with MMP, its unconsolidated subsidiary (see Note 1 of Notes to consolidated financial statements).

The financial information presented herein includes: (i) Balance sheets as of June 30, 1997 and September 30, 1996, (ii) Statements of operations for the three months ended June 30, 1997 and June 30, 1996, as well as the six months ended June 30, 1997 and June 30, 1996 and (iii) Statements of cash flows for the nine months ended June 30, 1997 and June 30, 1996.

Results of Operations

Three Months Ended June 30, 1997 and June 30, 1996

Sales for the three months ended June 30, 1997 were $1,041,435 compared with sales of $1,466,454 for the corresponding three month period ending June 30, 1996. This represented a decrease in sales of 29.0%. The decrease is attributable to the cessation of operations in the prior period of both American Eagle and its subsidiary Match ll, and reflects the operations in 1997 of the Company's new subsidiary, U.S. Apparel Corp.

Cost of sales for the three months ended June 30,1997 were $757,886 or 73.0% of sales, as compared to $2,179,993 or 149.0% of sales for the three months ended June 30, 1997. The decrease is attributable to both the cessation of operations of American Eagle and its subsidiary Match II and the start up of operations of U.S. Apparel Corp. in 1997.

Operating expenses for the three months ended June 30, 1997 were $126,329 or 12.0% of sales. For the three months ended June 30,1996, operating expenses were $307,367 or 21.0% of sales. This represented a decrease of 59.0% over the previous three month period ending June 30, 1996. The decrease is due to reduction in expenses associated with the cessation of operations of both American Eagle and its subsidiary Match II.

     For the three months ended June 30, 1997, the Company reported net income of $157,784 or $.05 per common share. This loss was due to start up costs of U.S. Apparel Corp. as well as costs associated with the cessation of operations of the Company's two subsidiaries.

Nine Months Ended June 30, 1997 and June 30, 1996

     Sales for the nine months ended June 30, 1997 were $1,261,755. The Company through its new subsidiary, U.S. Apparel Corp. began operations in January 1997. In the corresponding nine months ended June 30,1996, sales were $3,439,896.

Cost of sales were $903,442 or 72.0% of sales as compared to $4,789,593 or 139.0% of sales for the nine months ended June 30, 1996. This decrease is due to the cessation of operations of American Eagle and its subsidiary Match II in the prior year, as well as being reflective of the operations of U.S. Apparel Corp.

Operating expenses for the nine months ended June 30, 1997 were $620,595 or 49.0% of sales as compared to $760,552 or 22.0% of sales for the nine months ended June 30, 1996. This decrease of 18.0% is due to the cessation of operations of American Eagle and its subsidiary Match ll in the prior year.

For the nine months ended June 30, 1997, the Company reported a loss of $228,652 or $.08 per common share. This loss was due to costs associated with the start up of operations of the Company's new subsidiary, U.S. Apparel Corp.

Liquidity and capital resources

At September 30, 1996, the fiscal year end, the Company reported cash of $491,262, working capital of $3,229,735 and shareholders' equity of $7,454,674.

At June 30, 1997, the Company reported cash of $274,685, working capital of $1,884,533 and shareholders' equity of $7,226,022.

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

ITEM 5 - Other Information: None

ITEM 6 - Exhibits and Reports on Form 8-K

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        August 14, 1997

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