Form 10KSB
period 1997-09-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1998-02-12
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

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

                              448 West 16th Street
                            New York, New York 10011
                            ------------------- -----
               (Address of principal executive offices) (Zip Code)

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

     The Registrant's revenues for its fiscal year ended September 30, 1997 were $2,054,792.

     The aggregate market value of the voting stock on September 30, 1998 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $833,000 based upon the closing price ($0.50), for such Common Stock on September 24, 1997 (the last day prior to September 30, 1997 in which the stock traded), as reported by a market maker. On such date, there were 3,005,000 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

         Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was initially formed as a holding company for the purpose of forming an integrated clothing design, manufacturing and distribution operation. In June 1994 the Company acquired 55% of the outstanding shares of common stock of American Eagle Industries Corp. ("American Eagle"), which acquired 100% of the outstanding shares of Match II, Inc. ("Match II"). In June 1995 the Company acquired 34% of the outstanding shares of common stock of Multi Media Publishing, Inc. ("MMP").

         In January 1997 the Company, through vote of its stockholders, voted to cease funding the operations of the subsidiaries, American Eagle, Match II, and MMP. At such time the Company formed a new subsidiary named U.S. Apparel Corp. ("USAC") to commence operations as a designer and manufacturer of similar product lines of its prior subsidiaries. Unless the context otherwise requires, all references to the "Company" prior to January 1997 include American Eagle and its wholly owned subsidiary, Match II. All references to the "Company" after January 1997 include only its wholly owned subsidiary, USAC.

Recent Developments

     On January 20, 1998, U.S. Stores Corp. ("U.S. Stores"), a company which was incorporated on November 10, 1997 acquired 1,465,000 shares of the Company's Common Stock. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of the Company's Common Stock or 62.2% of the outstanding shares, effectively making the Company a subsidiary of U.S. Stores.

     On January 2, 1998, the Company was issued 3,571,429 shares of common stock of United Textiles and Toys Corp. ("UTTC"), a company of which Ilan Arbel is President, Chief Executive Officer, and a Director, at a price of $.28 per share ($.01 above the closing price on December 31, 1997) as payment for $1,000,000 loaned by the Company to UTTC. As a result of the transaction, the Company owns 78.5% of the outstanding shares of common stock of UTTC, effectively making UTTC a subsidiary of the Company. Because UTTC owns 61% of the outstanding shares of common stock of Play Co. Toys & Entertainment Corp. ("Play Co."), thus the Company and its management obtained beneficial voting control of Play Co.

     In April 1997, Alan Berkun, a Director of the Company since June 1995, tendered his resignation as a member of the Board of Directors. To date, his vacancy has not been filled.

         In February 1997, the Company formed a wholly-owned subsidiary, USAC, a New York corporation, to design and manufacture a line of private label cotton "T-shirts" and "polo" type tops predominantly for men. The business of U.S. Apparel Corp., is similar to the business previously engaged in by American Eagle and Match II. The Company as 55% stockholder and sole financing arm of American Eagle terminated its relationship with American Eagle due to continued losses. To this end, USAC has received its own vendor number from K-Mart, its principal customer.

         On December 23, 1996, the Company held a special meeting of its stockholders and authorized the Company to (i) sell or dispose of its shares of common stock of American Eagle Industries Corp. or effect the dissolution thereof and (ii) authorize the Company to sell or dispose of its shares of common stock of Multi Media Publishing, Inc. At the meeting the stockholders approved the two proposals by a vote of 1,659,150 and 1,659,450, respectively, voting for the proposals, 3,400 and 1,200, respectively voting against the proposals and 4,500 and 6,400, respectively, abstaining. See Item 4 "Submission of Matters to a Vote of Security Holders."

         In December 1996, in accordance with the vote of its stockholders, the Company terminated its financing and business relationships with American Eagle, Match II, and MMP.

Acquisitions

American Eagle Industries Corp.

         American Eagle was formed in June 1994 by Ilan Arbel, Europe American Capital Corp. ("EACC"), Carolyn Seymour Jones, Dorothy Zimmerman, Neil Benaderat and Anita Friedman, at which time 200,000 shares of its common stock were issued at $.01 per share. EACC purchased 110,000 shares or 55% percent of American Eagle's common stock. EACC contributed these shares to the capital of the Company in June 1994. Yair Arbel, a director of the Company, is an officer, director and the sole stockholder of EACC. American Eagle ceased operations in January 1997.

Match II, Inc.

         Match II was formed by Transatlantic Commerce Corp. ("TACC") in February 1993 at which time TACC purchased 100 shares of Match II common stock, which constituted 100% of its outstanding shares. In June 1994, American Eagle acquired the shares owned by TACC, as a contribution to capital. Yair Arbel, a director of the Company is the sole stockholder of TACC. Ilan Arbel is an officer and director of TACC. Match II ceased operations in January 1997.

Multi Media Publishing, Inc.

         MMP was formed in July 1994 by its founders TACC, Bert Spilker, M.D., Howard I. Wertheim, D.M.D., and Lampert & Lampert, former counsel to the Company, with TACC owning 34% of the outstanding shares and each of Messrs.
Spilker and Werthheim and affiliates of Lampert & Lampert owning 22% of the outstanding shares. TACC donated the shares of

MMP owned by it as a contribution to the capital to the Company in June 1995. MMP has ceased operations. The Company invested $285,000 in MMP of which at September 30, 1996 the total amount owed was $120,000. The Company has ceased the financing of this company's activities.

United Textiles & Toys Corp.

In January 1998, UTTC issued 3,571,429 shares of its common stock to the Company in full repayment of certain loans (aggregating $1,000,000) previously made by the Company to UTTC. This conversion of debt to equity was performed at a price of $.28 per share, $.01 above the closing price on December 31, 1997. As a result of the transaction, the Company acquired 78.5% ownership of UTTC. See "Recent Developments."

     United Textiles & Toys Corp. (formerly Mister Jay Fashions International, Inc.) is a Delaware corporation which was organized in March 1991 and which commenced operations in October 1991. The Company designs, manufacturers, and markets a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events.

         The Company markets its products under its Mister Jay Fashions International, Lady Helene, Mister Jay Separates, and Junior for Mister Jay labels. The Company sells its products in the United States primarily through specialty retail clothing stores and, to a lesser extent, to department stores. Most of the Company's products are purchased by women for weddings, parties, dances, and other events requiring formal attire.

Play Co. Toys & Entertainment Corp.

     Play Co. was founded in 1974, at which time it operated one store under the name Play Co. Toys in Escondido, California. Play Co. now operates nineteen stores throughout Southern California in Los Angeles, Orange, San Bernardino, San Diego, Riverside, and Ventura Counties; and one in Tempe, Arizona. Prior to its corporate restructuring in 1996 and its acquisition of Toys International ("Toys") in January 1997, Play Co., which was a retailer of children's and adult toys, games, and hobby products, operated stores which averaged approximately 10,000 square feet in size and were located in highly trafficked strip shopping centers. These stores ("Play Co. Originals") sell traditional and promotional toys.

         In the beginning of 1996, Play Co. redefined its corporate goals and philosophy, changing its focus from the sale of solely promotional and traditional toys to the sale of educational, new electronic interactive, and specialty and collectible toys and items. In light of its new focus, during 1997, Play Co. redesigned four of its Play Co. Originals, opened a flagship store in Santa Clarita and a store in Clairemont, and acquired three Toys stores. In conformance with its new goals, Play Co.'s new stores ("the Contemporaries") are smaller (3,500 to 5,200 square feet in size) and operate in "exclusive" highly trafficked malls rather than in strip shopping centers. Play Co.'s Toys stores and Contemporaries are expected to produce improved gross profits since, in addition to carrying their historical inventory of lower margin promotional toys, they shall sell educational and electronic interactive games and toys, specialty products, and collector's toys, which generally carry higher gross margins.

     Play Co. proposes to redesign several Play Co. Originals into Contemporaries and open an additional five locations by the end of fiscal 1999. Play Co. expects to have twenty-five locations by the end of fiscal 1999. In order to continue to adjust to consumer preferences, Play Co. shall take a proactive approach by continuously reviewing each individual store's sales history and prospects on an individual basis to decide on the appropriate product mix.

U.S. Apparel Corp.

Business Strategy

         The Company's strategy vis a vis USAC is to focus on the design, manufacture and sale of both private-label and brand name knit tops for men. The Company is of the belief that sales through department stores offer it the best market for its USAC lines. The Company further believes that off-shore manufacturing  of  its  garments  in  Honduras  currently  offers  it  the  most cost-effective means of manufacturing its garments. Notwithstanding the foregoing, the Company may in the future manufacture its garments domestically or in other jurisdictions abroad if it becomes cost-effective.

Design, Manufacturing, and Shipping

          USAC currently designs and manufactures a line of private label knit cotton tops predominantly for men, consisting of T-shirts and polo shirts. USAC's garments consist of original designs and modifications and copies of existing designs. In designing USAC's garments, USAC first creates the pattern of the new garment and sews samples of the new garments, which are then delivered to the Company's sales personnel for introduction to the Company's existing customers and the trade. The Company is continually seeking to design and market new products.

     USAC purchases approximately 50% of its fabric, or piece goods, from suppliers located in South America and approximately 50% of its piece goods from suppliers in the United States. The piece goods purchased in both South America and the United States are shipped to Honduras, where they are dyed, cut and assembled by subcontractors and then shipped to and warehoused in Florida pending delivery to USAC's customers. The goods are then shipped to customers by air or truck common carriers, depending upon customers' needs with respect to cost and time considerations, although all goods purchased by K-Mart are picked up by K-Mart's carriers at USAC's public warehouse in Florida.

Supplies and Inventory

     USAC purchases its fabrics from both the United States and South America. Most of USAC's non-fabric sub-materials (zippers, buttons, and trimmings) are purchased from New York City-based manufacturers and suppliers. USAC generally pays for fabrics and non-fabric sub-materials upon receipt. As is customary in the industry, USAC does not have long-term formal arrangements with any of its suppliers and purchases its supplies based upon specific design and order requirements. USAC has not experienced difficulty in satisfying their fabric and non-fabric requirements and considers their sources of supply adequate. USAC's inventory of garments varies depending upon its backlog of purchase orders and its financial position.

Quality Control

         USAC conducts limited quality control in Honduras to ensure that finished goods meet USAC's standards. The quality control person inspects samples of garments on a random basis to ensure compliance with USAC's specifications.

Marketing and Sales

         Most of USAC's private label garments are sold through major department stores in the United States such as K-Mart and J.C. Penny Department Stores. Sales to K-Mart accounted for approximately 95% and 85% of the Company's revenues for the years ended September 30, 1996 and 1997, respectively. USAC bills its clients on a net 30-day basis. There is a lag time between the time the raw materials are purchased, the final products are produced and shipped and receipt of payment is received. Late or non-payment could cause material adverse effects on the Company's cash flow and operations, especially since a large portion of the USAC's sales are to one customer.

         USAC does not sell on consignment and do not accept return of products other than imperfect goods or goods shipped in error. Imperfect goods are generally replaced with new, conforming goods.

         USAC believes that a key feature of its business is its ability to design, manufacture and sell low cost garments which are similar in style and appearance to more expensive garments.

Work in Progress; Backlog

         A significant portion of USAC's sales are generated from short term purchase orders from customers who place orders on an as-needed basis. USAC typically manufactures its products upon receipt of orders from its customers and delivers goods within four weeks of receipt of an order. USAC generally manufactures approximately 10% more goods than is ordered by customers in anticipation of reorders from customers. Information relative to open purchase orders at any date may be materially affected by, among other things, the timing of recording of orders and shipments. Accordingly, the Company does not believe that the amount of its unfilled orders at any time is meaningful. As September 30, 1997, USAC had approximately $102,000 worth of unfilled purchase orders with respect to orders received from K-Mart.

Financing

         The Company bills its client's on a net 30-day basis. There is a lag time between the time the raw materials are purchased, the final products are produced and shipped and receipt of payment is received. Although it is customary in the garment industry to finance receivables through "factoring" (i.e., financing secured by accounts receivable of the borrower's customers), the Company does not normally factor any of its receivables. Although the Company has no present intention to do so, it may rely on factoring to finance future operations.

Competition

         There is intense competition in the apparel industry in which the Company participates. USAC designs, manufactures and markets a line of T-shirts and polo shirts to large department stores. The Company competes with many other manufacturers in this market, many of which are larger and have greater resources than the Company.

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

Employees

         As of September 30, 1996, the Company had three officers and two full-time employees. None of the employees of the Company are represented by a union, and the Company considers employee relations to be good.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 23, 1996, the Company held a special meeting of its stockholders, at which time it presented to its stockholders proposals to (i) authorize the Company to sell or dispose of its shares of common stock of American Eagle Industries Corp. or effect the dissolution thereof and (ii) authorize the Company to sell or dispose of its shares of common stock of Multi Media Publishing, Inc., unless contrary instructions are given. At the meeting the stockholders approved the two proposals by votes of: 1,659,150 and 1,659,450, respectively, voting for the proposals; 3,400 and 1,200, respectively voting against the proposals; and 4,500 and 6,400, respectively, abstaining. Therefore, both proposals were adopted by the Company.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock and Warrants have been quoted on the Nasdaq OTC Bulletin Board since April 8, 1997. From November 10, 1995 (date of the Company's initial public offering) until March 21, 1997 the Company's Common
Stock and Warrants were quoted on the Nasdaq SmallCap Stock Market. The following table sets forth representative high and low closing prices as reported by a market maker, during the periods stated below. Quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions.

                                         Common Stock                                       Public Warrants
Calendar Period                             Low               High                      Low               High
---------------                             ---               ----                      ---               ----
11/09/95 - 12/31/95                         6 1/2             9 1/16                    1 7/8             3 3/8
01/01/96 - 03/31/96                         8                 9 1/4                     1 7/8             2 5/8
04/01/96 - 06/30/96                         8 3/4             9 5/8                     2 3/8             3 3/8
07/01/96-  09/30/96                         5                 9                         1 1/4             4 1/8
10/01/96- 12/31/96                          1 15/16           4 1/2                       11/32           1 3/8
01/01/97- 03/31/97                             5/8            3 1/8                        1/16             17/32
04/01/97 - 06/30/97 (1)                        1/4              7/8
07/01/97-  09/30/97                            1/4            1
10/01/97- 12/31/97                             1/8              1/2
----------------

     (1) There was no market for the Warrants form April 8, 1997 until their expiration on November 8, 1997. No Warrants were exercised prior to expiration.

         As of January 5, 1998 there were 42 holders of record of the Company's Common Stock, although the Company believes that there are approximately 440 beneficial owners of shares of Common Stock. As of January 5, 1998, the number of shares of Common Stock outstanding of the Company was 3,005,000.

                                                      PART II


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION         AND RESULTS OF OPERATIONS

     Results of Operations- Year Ended September 30, 1997 versus Year Ended September 30, 1996:

         Consolidated net sales decreased form $5,727,320 to $2,054,792, a decrease of $3,672,528 or 64% when comparing the year ended September 30, 1997 to September 30, 1996. This decrease was due to the cessation of operations in December 1996 of American Eagle and its subsidiary Match II. Sales for the year ended September 30, 1997 were solely USAC, a new subsidiary of the Company that began operations in January 1997. For the year ended September 30, 1996, American Eagle reported $5,691,381 in sales and Match II reported $35,939 in sales, for a total consolidated aggregate of $5,727,320.

         Consolidated cost of sales decreased from $6,400,272 or 111.7% of sales to $1,647,563 or 80.2% of sales for the year ended September 30, 1997. This decrease of 742.6% was due to the start up of operations of U.S. Apparel Corp. in January 1997 and the cessation of operations of American Eagle and its subsidiary Match II in December 1996.

         Consolidated overhead costs for the year ended September 30, 1997 decreased from $1,273,908 or 22.2% of sales to $621,724 or 30.3% of sales. This decrease of $652,184 or 51.2% was due to the cessation of operations of American Eagle and its subsidiary Match II, and the start up of operations in the current year of USAC.

For the year ended September 30, 1997, the Company reflected a net loss of $32,334 or$.01 per share. For the year ended September 30, 1996, the Company reported a net loss of $5,090,855 (as amended) or $1.89 per share. Management attributes the decreased loss to the cessation of operations of American Eagle and its subsidiary Match II, and the start up of operations of the Company's new subsidiary, USAC.

Liquidity and Capital Resources:

At September 30, 1997, the Company reflected cash of $13,189, working capital of $1,784,565 and shareholders' equity of $7,422,340. At September 30, 1996, the Company had cash of $491,262, working capital of $3,299,735 and shareholders' equity of $7,454,674.

         The change between 1996 and 1997 was due to several factors as described below:

         (a) The Company ceased operations of American Eagle and its subsidiary, Match II. The operating losses during the current year for these two operations approximated $298,000.

         (b) The start up of operations of USAC resulted in net operating profit of approximately $283,000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - Annexed hereto

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 14, 1997, the Registrant and Lazar, Levine & Company LLP mutually agreed that Lazar, Levine & Company LLP would no longer be the Registrant's auditors. The resignation of Lazar, Levine & Company LLP was not due to any discrepancies or disagreements between the Company and Lazar, Levine & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were no disagreements during the two fiscal years ended September 30, 1996 and through the date of resignation, May 14, 1997. The Registrant's board of directors approved the acceptance of the accountant's resignation.

         The former accountants' reports on the Registrant's financial statements for the two years ended September 30, 1996 and 1995 contained an explanatory paragraph addressing the Company's ability to continue as a going concern.

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

         Name                               Age                       Position

         Ilan Arbel                         43                        President and Director

         Rivka Arbel                        44                        Vice President and Director

         Shiekhar Boodram                   34                        Secretary and Director

         Yair Arbel                         48                        Director


     The directors of the Company are elected annually by its stockholders and the officers of the Company are appointed annually by its Board of Directors. Vacancies on the Board of Directors may be filled by the remaining directors. Each current director and officer will hold office until the next annual meeting of stockholders, or until his successor is elected and qualified.

     Ilan Arbel was the President, Secretary and a Director of the Company from inception until June 12, 1995 upon the election of Sheikhar Boodram. Mr. Arbel was re-elected as President of the Company in May 1996. In August 1995 Mr. Arbel was re-elected as a Director of the Company. Mr. Arbel was the President, Chief Executive Officer and a Director American Toys, Inc. from inception until July 1996. From May 1993 to April 1997, Mr. Arbel was a Director of Play Co. Toys & Entertainment Corp., of which from June 1994 until his resignation in April 1997, he was the Chairman of the Board. Since 1991, Mr. Arbel has been President, Chief Executive Officer, and a Director of UTTC, formally Mister Jay Fashions International, Inc. Mr. Arbel is a graduate of the University Bar Ilan in Israel, with B.A. degrees in Economics, Business and Finance.

     Rivka Arbel has been a Director of the Company since June 12, 1995 and was elected as Vice President of the Company in May 1996. In October 1996 Ms. Arbel resigned as an officer of the Company. Ms. Arbel was re-elected as Vice President in May 1997. From 1992 to present, Ms. Arbel has been a director of UTTC. From 1986 to present, Ms. Arbel has been President and a Director of Amigal, Ltd., a producer of men's and women's wear in Israel. Ms.

Arbel is the wife of Yair Arbel.

     Sheikhar Boodram was the President and Secretary of the Company from June 12, 1995 to May 1996, at which time he was elected as the Secretary. Mr. Boodram was the sole Officer and Director of American Eagle Industries Corp. and Match II, Inc. until December 1996. Mr. Boodram was a Director of American Toys, Inc. from May 1993 to July 1996. From September 1992 to present, Mr. Boodram has been employed as Vice-President and a Director of UTTC. From October 1991 to September 1992, Mr. Boodram was employed as a designer with UTTC. From 1979 until October 1991, Mr. Boodram was the production manager for Lady Helene Sophisticates, Ltd., a manufacturer of ladies garments which ceased operations in 1991.

     Yair Arbel has been a director of the Company since June 12, 1995. Mr. Arbel is currently employed by Israeli Aircraft Industries, where he has been employed since 1980. Yair Arbel is the husband of Rivka Arbel and the brother of Ilan Arbel, the President, former Secretary, and a current Director of the Company. Mr. Arbel is an officer, director, and sole shareholder of EACC.

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

Significant Employees

     Albert Benaderet through Westside Apparel, a company in which he is a partner, has been a consultant to the Company and it's subsidiaries since 1992. From 1992 to 1994, Mr. Benaderet was a consultant to Match II regarding manufacturing and sales. From 1994 to 1996, Mr. Benaderet was a consultant to American Eagle regarding overseas production and manufacturing. Since January 1997, Mr. Benaderet has been a consultant to USAC regarding sales, manufacturing, and close outs. Westside Apparel, Inc. receives a weekly fee of $2,000 and has the right to 5% of all earnings before interest and taxes.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's officers, directors and greater than 10% shareholders, during fiscal 1997, the Company has been informed that all officers, directors or greater than 10% shareholders have stated that they have filed such reports as is required pursuant to Section 16(a) during the 1997 fiscal year. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.

ITEM 10.          EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the years ended September 30, 1997, 1996, and 1995 to each of the named executive officers of the Company.

                           Summary Compensation Table

                               Annual Compensation

(a)                           (b)           (c)              (d)               (e)
Name and Principal                                                             Other Annual
   Position                    Year         Salary($)        Bonus($)          Compensation($) (1)
-----------------------        ----         ---------        --------          ---------------
Ilan Arbel                     1997            -                 -                      -
  President                    1996            -                 -                      -
                               1995            -                 -                      -


(1) Mr. Arbel does not receive any cash compensation as an officer of the Company. Mr. Arbel entered into an employment agreement with the Company in May 1996. See " Certain Relationships and Related Transactions".

Employment Agreements

         On April 4, 1996, the board of directors authorized the Company to enter into a compensation agreement with Ilan Arbel. Pursuant thereto, the Company granted to Ilan Arbel an option to purchase 1,900,000 warrants, identical to the Warrants sold by the Company in its initial public offering. The option was exercisable at $.04 per Warrant. The Warrants and shares underlying the Warrants were registered for resale pursuant to a Form S-8 registration statement. Mr. Arbel exercised this option in full and sold the Warrants in April 1996. In addition, the board authorized the Company to issue an additional option to Mr. Arbel to purchase 200,000 shares of Common Stock at $3.70 per share. On April 19, 1996, the board of directors of the Company and Mr. Arbel amended the compensation agreement and terminated the option to purchase 200,000 shares of Common Stock and in lieu thereof, issued an option to purchase an additional 1,000,000 Warrants. The option was exercisable at $.04 per Warrant. The Warrants were registered for resale pursuant to an amendment to the Form S-8 registration statement. Mr. Arbel exercised this option in full and sold the Warrants commencing in May 1996.

     As of May 15, 1996, the Company entered into an employment agreement with Ilan Arbel, for a period of five years. Pursuant thereto, Mr. Arbel became the President and Chief Executive Officer of the Company. At such time the Company and Mr. Arbel agreed to increase the option price to purchase the Warrants to $1.90 per Warrant, whereby Mr. Arbel owed the Company $7,250,000, which was payable either in cash, or other securities. The term securities was defined as any debt or equity security or convertible security, the underlying security of which, is traded on either a national securities exchange or on the Nasdaq Stock Market. The price for which the securities could be exchanged to reduce the debt was 50% of the average bid price of the securities or the underlying securities of a convertible security, for a period of ninety days ending five days prior to the exchange. The employment agreement provides that no other compensation or remuneration be paid to Mr. Arbel during its term. Mr. Arbel, through affiliates has transferred to the Company an aggregate of 803,070 shares of Play Co. Series E Preferred Stock, each of which is convertible at any time into six shares of Play Co.'s common stock as payment of the debt.

     In May 1996, the Company, in anticipation of the execution of an employment agreement with Rivka Arbel, granted Mrs. Arbel an option to purchase from the Company up to 600,000 Warrants, which Warrants were to be identical to the Warrants issued in the Company's initial public offering. Initially Mrs. Arbel was to pay $.04 per Warrant and resell the Warrants pursuant to a Form S-8 registration statement, however, the Company and Mrs. Arbel agreed that such price was too low and decided to increase the price to $2.50 per Warrant, which was to be paid either in cash, or other securities, as such term is described above. In June 1996, Mrs. Arbel entered into an employment agreement with the Company, for a period of five years, pursuant thereto Mrs. Arbel became a Vice-President of the Company. The employment agreement provided that no other compensation or remuneration be paid to Mrs. Arbel during its term. In August 1996 this agreement was terminated and the 600,000 Warrants returned to the Company's treasury unexercised.

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

     The Management Plan was adopted to provide the Board of Directors with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding executive officers and directors who are also employees of the Company, or a subsidiary or the Company, who render significant services to the Company or one of its subsidiaries. To enable the Company to attract and retain qualified personnel without unnecessarily depleting the Company's cash reserves, the Board of Directors intends to offer key personnel equity ownership in the Company through the grant of stock options and other rights pursuant to the Management Plan. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer executive officers and directors who are also employees of the Company a personal interest in the Company's growth and success through awards of either shares of Common Stock or rights to acquire shares of Common Stock.

         The Management Plan is intended to help the Company attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice-Chairman, Chief Executive Officer, Chief Operating Officer, President and Vice Presidents of the Company) who perform services of special importance to the Company will be eligible to participate under the Management Plan. The Company does not presently have any intention to hire any additional management employees and has not engaged in any solicitations or negotiations with respect to the hiring of any management employees. As of the date of this Prospectus, the Company's sole officers are Ilan Arbel, Rivka Arbel, and Sheikhar Boodram, and its directors also includes Yair Arbel. A total of 150,000 shares of Common Stock will be reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Board of Directors.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information at January 31, 1998 based upon information obtained by the persons named below, with respect to the beneficial ownership of common shares by (i) each person known by the Company to be the owner of 5% or more of the outstanding common shares; (ii) by each director; (iii) and by all officers and directors as a group.

                                                                                                        Percent of
                                                                Number of                               Common Stock
Name                                                            Shares                                  Owned (1)

U.S. Stores Corp. (2)(3)                                        1,868,000                                62.2%
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

Ilan Arbel (2)(3)                                                --                                       --
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

Yair Arbel (2)(3)                                                --                                       --
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

 Rivka Arbel (2)(3)                                              --                                       --
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

Sheikhar Boodram                                                 --                                       --
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

 Officers and Directors                                          --                                       --
(4 as a Group) (2)-(3)


(1) Does not give effect to 150,000 shares of Common Stock reserved for issuance under the Company's 1995 Senior Management Incentive Plan, of which an option to purchase 75,000 shares at $8.75 per share has been granted.
(2) Dated as of January 2, 1998, U.S. Stores Corp. acquired control of a majority of the outstanding shares of the Company, of which (i) 403,000 shares were acquired through purchases in the public market (ii) 1,339,000 shares were acquired from European Ventures Corp., a company in which Ilan Arbel is an officer and director, in a private sale and
         (iii) 100,000 shares were acquired from another shareholder in a private transaction.
(3) Yair Arbel and Ilan Arbel are brothers and Rivka Arbel is the wire of Yair Arbel. Though it can be expected that the shares of Common Stock of record and beneficially owned by members of the Arbel family would be voted as a group on matters presented to the Company's stockholders; however there is no voting agreement or arrangements which require such unified voting.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 4, 1996, the board of directors authorized the Company to enter into a compensation agreement with Ilan Arbel. Pursuant thereto, the Company granted to Ilan Arbel an option to purchase 1,900,000 warrants, identical to the Warrants sold by the Company in its initial public offering. The Warrants were registered for resale pursuant to an amendment to the Form S-8 registration statement. Mr. Arbel exercised this option in full and sold the Warrants commencing in May 1996. See "Executive Compensation - Employment Agreements"

     As of May 15, 1996, the Company entered into an employment agreement with Ilan Arbel, for a period of five years. Pursuant thereto, Mr. Arbel became the President and Chief Executive Officer of the Company. See "Executive Compensation - Employment Agreements"

     In May 1996, the Company, in anticipation of the execution of an employment agreement with Rivka Arbel, granted Mrs. Arbel an option to purchase from the Company up to 600,000 Warrants, which Warrants were to be identical to the Warrants issued in the Company's initial public offering. In June 1996, Mrs. Arbel entered into an employment agreement with the Company, for a period of five years, pursuant thereto Mrs. Arbel became a Vice-President of the Company. In August 1996 this agreement was terminated and the 600,000 Warrants returned to the Company's treasury unexercised. See "Executive Compensation Employment Agreements"

     From October 1995 to September 1997, the Company loaned an aggregate of $1,276,235 to UTTC. $1,000,000 was converted into equity in the Company. See "Recent Developments" and "Business-Acquisition of UTTC." On December 1, 1997, the Company received 3,571,429 shares of UTTC's common stock from UTTC as payment for $1,000,000 owed to the company by UTTC.

     In June 1996, the Company loaned $331,136 to Ilan Arbel, the Company's President, which was payable upon demand not accruing any interest. This loan has been repaid.

     As of June 30, 1996, the Company had loaned approximately $420,000 to Hollywood Productions, Inc. The loan accrued no interest and was payable upon demand. The loan has been repaid.

     On October 21, 1996, the board of directors adopted resolutions authorizing the Company subject to stockholder approval, to terminate its ownership and relationships with American Eagle and MMP as non-profitable business investments. These resolutions were adopted by the Company's shareholders in December 1996.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a) The following  financial  statements of the Company are included as Part II,
Item 8:


         Independent Auditors' Report for the Year ended September 30, 1997                                        F-2

         Independent Auditors' Report for the Year ended September 30, 1996                                        F-3

         Consolidated Balance Sheets as of September 30, 1997 and 1996                                             F-4

         Consolidated Statements of Operations for the Years ended
             September 30, 1997 and 1996                                                                           F-5

         Consolidated Statements of Changes in Stockholders' Equity for the
             Years ended September 30, 1997 and 1996                                                               F-6

         Consolidated Statement of Cash Flows for the Years ended
             September 30, 1997 and 1996                                                                           F-7

         Notes to Consolidated Financial Statements                                                                F-8


(b) During the last quarter, the Company has not filed any reports on Form 8-K.

(c) The following exhibits designated by an asterisk (*) are filed with Form 10-KSB. The exhibits not designated by an asterisk have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and pursuant to 17 C.F.R. 230.411 and are incorporated by reference herein.

  3.1                      -        Certificate of Incorporation of the Company
  3.2                      -        Amendment to Certificate of Incorporation of the Company, filed in May
                                    1995
  3.3                      -        Second Amendment to Certificate of Incorporation of the Company, filed in June 1995
  3.5                      -        By-Laws of the Company
  3.9*                     -        Certificate of Incorporation of U.S. Apparel  Corp.
  4.1                      -        Specimen Common Stock Certificate.
 10.1                      -        The Company Senior Management Incentive Plan.
 10.2                      -        Sublease at 448 West 16th Street, New York, New York
 10.4                      -        Dytex Agreement

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this report to be signed on its behalf, thereunto duly authorized as of the 10th day of February, 1998.


                                         MULTIMEDIA CONCEPTS INTERNATIONAL, INC.


                                                              By: /s/ Ilan Arbel
                                                           Ilan Arbel, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ilan Arbel                                                President and Director                      2/10/98
Ilan Arbel                                                                                                Date

/s/ Sheikhar Boodram                                          Secretary and Director                      2/10/98
Sheikhar Boodram                                                                                          Date

/s/ Rivka Arbel                                               Director                                    2/10/98
Rivka Arbel                                                                                               Date

/s/ Yair Arbel                                                Director                                    2/10/98
Yair Arbel                                                                                                Date


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 Page(s)

Financial Statements:

         Independent Auditors' Report for the Year ended September 30, 1997                      F-2

         Independent Auditors' Report for the Year ended September 30, 1996                      F-3

         Consolidated Balance Sheets as of September 30, 1997 and 1996                           F-4

         Consolidated Statements of Operations for the Years ended
             September 30, 1997 and 1996                                                         F-5

         Consolidated Statements of Changes in Stockholders' Equity for the
             Years ended September 30, 1997 and 1996                                             F-6

         Consolidated Statement of Cash Flows for the Years ended
             September 30, 1997 and 1996                                                         F-7

         Notes to Consolidated Financial Statements                                              F-8

                          INDEPENDENT AUDITORS' REPORT



To The Shareholders
Multimedia Concepts International, Inc.
New York, New York

We have examined the consolidated balance sheets of Multimedia Concepts International, Inc. and subsidiaries as of September 30, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Concepts International, Inc. and Subsidiaries as of September 30, 1997, and the results of its operations, changes in stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The financial statements for the year ended September 30, 1996 were audited by other accountants whose report dated January 24, 1997, expressed an unqualified opinion on those statements.






JEROME ROSENBERG, CPA, P.C.

Syosset, New York
December 18, 1997

To The Shareholders
Multimedia Concepts International, Inc.
New York, New York



We have audited the consolidated balance sheet of Multimedia Concepts International, Inc. and subsidiaries as of September 30, 1996 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Concepts International, Inc. and subsidiaries as of September 30, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements for 1996 have been prepared assuming the Company will continue as a going concern. As shown in the consolidated financial statements, the Company experienced significant operating losses since inception and realized a negative gross profit for the year ended September 30, 1996. In addition, as of September 30, 1996, the Company ceased operations in its operating subsidiaries and terminated its financing arrangements with such subsidiaries. These factors and others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.



LAZAR, LEVINE & COMPANY LLP



New York, New York
January 24, 1997

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     September 30,   September 30,
                                                                                     1997            1996
CURRENT ASSETS:
 Cash and cash equivalents (Note 2c )                                                $     13,189    $    491,262
 Accounts receivable (Notes 2c and 10                                                     723,112       1,191,510
Advances to supplier .............................................................         60,000            --
 Inventories (Note 2f ) ..........................................................         66,662          38,090
 Loans and advances-affiliate (Note 3a ) .........................................         89,815         450,815
 Loan receivable-officer (Note 4 ) ...............................................      1,314,596       1,470,141
                                                                                      ------------    ------------
         Total current assets ....................................................      2,267,374       3,641,818
                                                                                      ------------    ------------

FIXED ASSETS:
 Furniture and fixtures ..........................................................         11,547          11,547
 Machinery and equipment .........................................................         17,814          17,814
                                                                                     ------------    ------------
                                                                                           29,361          29,361
                                                                                     ------------    ------------
 Less: accumulated depreciation ..................................................         29,361          10,912
                                                                                     ------------    ------------
                                                                                             --            18,449
                                                                                     ------------    ------------
OTHER ASSETS:
 Security deposits ...............................................................             50            --
 Investment in convertible preferred stock (Notes 2m and 5) ......................      4,221,490       3,696,490
 Advances to equity investee (Note 3b) ...........................................        140,000         120,000
 Due from affiliate (Note 3c) ....................................................      1,276,235         320,000
                                                                                     ------------    ------------
                                                                                        5,637,775       4,136,490
                                                                                     ------------    ------------
         Total assets ............................................................   $  7,905,149    $  7,796,757
                                                                                     ============    ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ................................................................   $    429,283    $    286,066
 Accrued expenses and other liabilities ..........................................         29,844          37,029
 Payroll taxes withheld and payable (Note 4 ) ....................................         23,682          18,988
                                                                                     ------------    ------------
         Total current liabilities ...............................................        482,809         342,083
                                                                                     ------------    ------------

MINORITY INTEREST IN SUBSIDIARY (Note 6) .........................................           --              --
                                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 9,10&11) ....................................           --              --
                                                                                     ------------    ------------

STOCKHOLDERS' EQUITY: (Notes 7 and 8)
 Common stock, $001. par value; 10,000,000 shares
    authorized, 3,005,000 shares issued and outstanding
    at September 30, 1997 and 1996 respectively ..................................          3,005           3,005
 Additional paid-in capital ......................................................     13,102,005      13,102,005
 Retained earnings (deficit) .....................................................     (5,682,670)     (5,650,336)
                                                                                     ------------    ------------
                                                                                        7,422,340       7,454,674
                                                                                     ------------    ------------
         Total liabilities and stockholders' equity ..............................   $  7,905,149    $  7,796,757
                                                                                     ============    ============

    The accompanying notes are an integral part of these financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                               For the Year Ended
                           September 30, September 30,


                                                   1997          1996
                                                  ------------   ---------



NET SALES (Note 9) ............................   $ 2,054,792    $ 5,727,320
                                                  -----------    -----------

COSTS AND EXPENSES:
 Cost of sales ................................     1,647,563      6,400,272
 Operating expenses ...........................       621,724      1,273,908
                                                  -----------    -----------
                                                    2,269,287      7,674,180
                                                  -----------    -----------

(LOSS) FROM OPERATIONS ........................      (214,495)    (1,946,860)
                                                  -----------    -----------


OTHER INCOME(EXPENSE):
 Interest expense .............................          --          (11,070)
 Interest and other income ....................       182,161         88,302
 Loss on investment (Notes 2m and 5) ..........          --       (3,221,227)
                                                  -----------    -----------
                                                      182,161     (3,143,995)
                                                  -----------    -----------

 Minority interests (Note 6 ) .................          --             --
                                                  -----------    -----------

(LOSS) BEFORE PROVISION (CREDIT)
   FOR INCOME TAXES ...........................       (32,334)    (5,090,855)

  Provision (credit) for income taxes (Note 2j)          --             --
                                                  -----------    -----------

NET (LOSS) ....................................   $   (32,334)   $(5,090,855)
                                                  ===========    ===========

NET (LOSS) PER COMMON SHARE (Note 2k) .........   $      (.01)   $     (1.89)
                                                  ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Note 2k) ...............     3,005,000      2,694,973
                                                  ===========    ===========



    The accompanying notes are an integral part of these financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY


                                                                                  Additional    Retained
                                                               Common Stock       Paid-in       Earnings
                                                       Shares       Amount        Capital       (Deficit)      Total

Balances at October 1, 1995 .......................     2,085,000   $     2,085   $ 1,909,315   $  (559,481)   $ 1,351,919

Shares sold in initial public offering (Note 7) ...       920,000           920     3,942,690          --        3,943,610

Exercise of common stock purchase warrants (Note 5)          --            --       7,250,000          --        7,250,000

Net loss for the year ended September 30, 1996 ....          --            --            --      (5,090,855)    (5,090,855)
                                                      -----------   -----------   -----------   -----------    -----------

Balances at September 30, 1996 ....................     3,005,000   $     3,005   $13,102,005   $(5,650,336)   $ 7,454,674

Net loss for the year ended September 30, 1997 ....          --            --            --         (32,334)       (32,334)
                                                      -----------   -----------   -----------   -----------    -----------

Balances at September 30, 1997 ....................     3,005,000   $     3,005   $13,102,005   $(5,680,670)     $7,422,340
                                                      ===========   ===========   ===========   ===========    ===========


    The accompanying notes are an integral part of these financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                               For The Years Ended
                                                                                        September 30,          September 30,
                                                                                            1997                   1996
                                                                                        --------------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                                             $( 32,334)             $(5,090,855)
 Adjustments to reconcile net (loss) to net cash (used for)
   provided by operating activities:
                  Loss on investment                                                             -                3,221,227
                  Depreciation of fixed assets                                              18,449                    5,872
                  Amortization of excess of costs over net assets acquired                       -                   26,667

 Changes in assets and liabilities:
                  (Increase) decrease in accounts receivable                               468,398                 (587,795)
                  (Increase) in advances to supplier                                      (60,000)                         -
                  (Increase) decrease in inventories                                      (28,572)                 1,747,099
                  Decrease in prepaid expenses and other current assets                          -                    29,500
                  (Increase) in security deposits                                             (50)                    34,684

                  (Decrease) increase in accounts payable                                  143,217                 (216,232)
                  (Decrease) in accrued expenses and other liabilities                     (7,185)                  (27,759)
                  (Decrease) increase in payroll taxes withheld and payable                  4,694                    18,988
                                                                                          --------                   -------
                  Net cash (used for) provided by operating activities                     506,617                 (838,604)
                                                                                          --------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans to officers                                                                        (369,455)                (880,636)
 Advances to equity investee                                                               (20,000)                (120,000)
 Advances to affiliates                                                                   (595,235)                (770,815)
                                                                                          ---------                 --------

                  Net cash (used for) investing activities                                (984,690)              (1,771,451)
                                                                                         ----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans received from (repaid to) affiliate                                                        -                (989,500)
 Net proceeds from sale of common stock and warrants                                              -                4,088,610
                                                                                          ---------               ----------
                  Net cash provided by financing activities                                       -                3,099,110
                                                                                          ---------               ----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                                      (478,073)                  489,055
Cash and cash equivalents, at beginning of year                                             491,262                    2,207
                                                                                          ---------                   ------

Cash and cash equivalents, at end of year                                                 $  13,189                 $491,262
                                                                                          =========                 ========

SUPPLEMENTAL INFORMATION:
 Taxes paid                                                                               $    -                    $      -
 Interest paid                                                                                    -                   11,070

    The accompanying notes are an integral part of these financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1-           DESCRIPTION OF COMPANY:

         Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was initially formed as a holding company for the purpose of forming an integrated clothing design, manufacturing and distribution operation. In June 1994, the Company acquired 55% of the outstanding shares of common stock of American Eagle Industries Corp. ("American Eagle"), which acquired 100% of the outstanding shares of Match II, Inc. ("Match II") The Company also acquired 34% of the issued and outstanding capital stock of Multi Media Publishing Corp. in June 1995.

         In  December  1996,   the  Company  held  a  special   meeting  of  its
shareholders who authorized the Company to sell or dispose of its shares in American Eagle (and its' subsidiary Match II) or effect the dissolution thereof. These subsidiaries had ceased operations as of September 30, 1996. In January 1997, in accordance with the vote of its shareholders, the Company terminated its financing and business relationships with these subsidiaries.

         In December 1996, the shareholders also authorized the Company to dispose of its 34% interest in an unconsolidated subsidiary, Multi Media Publishing Corp. (see Note 4b) which had no revenues or operations. In January 1997, in accordance with the vote of its shareholders, the Company terminated all business relationships with this entity, but it intends to seek the return of certain funds it had advanced.

         In January 1997, the Company formed a new wholly-owned subsidiary, U.S. Apparel Corp. ("USAC"), which is engaged in the design and manufacture of a line of T-shirts and other tops, predominately for men. USAC began operations in January 1997. USAC is the sole source of operating revenue for the Company for the year ended September 30, 1997.


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          (a)     Principles of Consolidation:

          The consolidated financial statements include the accounts of Multimedia Concepts International, Inc., and its subsidiaries, USAC and American Eagle and its subsidiary Match II. (see Note 1). All material intercompany balances and transactions have been eliminated in consolidation.

          (b)     Use of Estimates:

          In preparing financial statements in accordance with generally accepted accounting principles, management males certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities

             MULTIMEDIA CONCEPTS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any to have a material effect on the financial statements.

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

     Accounts receivable potentially exposes the Company to concentration of credit risk, as defined by Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk."

          (d)     Fair Value of Financial Instruments:

     The carrying amount of the Company's financial instruments, primarily cash, accounts receivable and accounts payable approximate their fair value.

          (e)     Cash and Cash Equivalents:

     For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

         (f)      Inventories:

     Inventories are stated at the lower of cost,(FIFO) method, or market. Finished goods are valued at average production which includes material, labor and manufacturing expenses.

          Inventories consisted of the following:

                                                                                  September 30,
                                                                          1997                      1996
                           Raw materials                              $    -                     $ 30,000
                           Finished goods                                66,662                     8,090
                                                                      ---------                 ---------
                                                                       $ 66,662                  $ 38,090
                                                                       ========                  ========

          (g)     Fixed Assets and Depreciation:

          Property  and  equipment  are  recorded  at  cost.   Depreciation  and
amortization are computed using the straight-line method over the estimated useful lives of the asset which generally range from three to seven years.

             MULTIMEDIA CONCEPTS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (h)      Excess of Costs over Net Assets Acquired:

     In June 1994, American Eagle acquired Match II (see Note 1). The total cost of the acquisition, $50,000, exceeded the fair value of the net assets acquired by $30,000. This excess was assigned to goodwill to be amortized over 15 years on a straight line basis. As of September 30, 1995, accumulated amortization had amounted to $3,333. Prior to the acquisition, Match II had not conducted any significant operations. Accordingly, the Company did write off the remaining unamortized balance of goodwill to operations during the year ended September 30, 1996.

                  (i)      Revenue Recognition:

     The Company and its subsidiaries recognize revenue upon shipment of finished goods to customers. All sales are based pursuant to firm contracts, with title to merchandise passing at shipping. Sales returns and discounts are reflected in net sales and historically have not been significant.

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

     The Company has available at September 30, 1997 and 1996, unused operating loss carryforwards of approximately $2,560,000 and $2,400,000 respectively, which may be applied against future taxable income expiring in various years beginning after 2008. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from its net operating loss carryforwards and other timing differences, a 100% valuation allowance has been provided as of September 30, 1997 and 1996 respectively.

(k)       Earnings (Loss) Per Share:

         The Company has a simple capital structure and had 3,005,000 shares of its common stock issued and outstanding throughout the fiscal year ending September 30, 1997. Basic earnings (loss) per share is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Statement of Financial Accounting Standards No. 128, " Earnings Per Share" which becomes effective for the Company on December 16, 1997 is not expected to have an impact on the Company's financial statements in the future.

                 A CONCEPTS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          (l)     Accounting Changes:

         As permitted by Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation, which encourages companies to record expense for stock options and other stock-based employee compensation awards based upon their fair value at the date of grant, the Company will continue to apply its current accounting policy under Accounting Principles Board Opinion No.25 and will Include the necessary disclosures in its 1998 financial statements.

                  There are no other pending or recently issued authoritative accounting pronouncements that are expected to have a significant impact on the Company's financial statements in the future.

          (m)     Investment in Preferred Stock:

         The Company has reflected its' investment in convertible preferred stock in accordance with Statement of Financial Standards No. 115-"Accounting for Certain Investments in Debt and Equity Securities". This standard requires that certain debt and equity securities be adjusted to fair value at the end of each accounting period. Unrealized gains or losses for securities treated as available for sale securities are to be charged or credited to a separate component of shareholders' equity. As of September 30, 1996, the Company determined that the decline in the value of its investment in preferred stock (see Note 6) was other than temporary, and accordingly wrote down the cost basis of this security to fair value. This writedown of $3,221,227 was recorded as a realized loss on available for sale securities in the accompanying consolidated statements of operations for the year ended September 30, 1996.

NOTE 3-           RELATED PARTY TRANSACTIONS:

          (a)     Loans and Advances-Affiliate:

         During the year ended September 30, 1996, the Company had advanced the total $450,815 to Hollywood Productions, Inc. an entity in which a relative of the Chief-Executive Officer of the Company is an officer and director. These advances were non-interest bearing. As of September 30, 1997, all but $89,815 had been repaid, and the Company anticipates full collection of the remaining balance during the year ended September 30, 1998.

(b)       Advances to Equity Investee:

The Company owns 34% of the issued and outstanding stock of Multi Media Publishing Corp.("MMP"), a development stage company with operating activity. In December 1996, the Company terminated its relationship with MMP and has requested that all funds advanced be returned. As of September 30, 1997, the amount advanced was $140,000. To date, no portion of the advance has been repaid. See Note 1.

             MULTIMEDIA CONCEPTS INTERNATIONAL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          (c)     Due From Affiliate:

         As of September 30, 1997, United Textiles and Toys Corp. (formerly Mister Jay Fashions International, Inc.) an entity in which the chief operating officer of the Company is President, was indebted to the Company in the aggregate amount of $1,276,235. The amount due from this affiliate as of September 30, 1996 was $320,000. The loans bear interest at an annual rate of 8%. The Company does anticipate full payment during the year ended September 30, 1998.

NOTE 4-           LOANS RECEIVABLE-OFFICER:

         As of September 30, 1997, the chief executive officer of the Company was indebted to the Company in the aggregate amount of $1,314,596, which loan is repayable on demand and bears interest at an annual rate of 8%. The amount due from this officer at September 30, 1996 was $1,470,141. The In October 1997, the officer repaid $1,000,000 of the outstanding balance. The Company does anticipate that the remaining balance will be repaid during the fiscal year ended September 30, 1998.


NOTE 5-           INVESTMENT IN PREFERRED STOCK:

         In connection with an employment agreement entered into with an executive officer in May 1996, the Company granted an option to such officer to acquire 2,900,000 common stock purchase warrants at a price of $2.50 per warrant (market value), payable either in cash or other securities. Since the warrants were issued at market value, no compensation was reflected. As of May 1996, the officer had purchased these warrants with payment being made throughout the transfer of 803,070 shares of convertible preferred stock in another publicly traded company, Play Co. Toys & Entertainment Corp. The Company had valued this preferred stock at $6,917,717, the deemed fair value at the time of transfer, based upon such factors as dilution, lack of marketability, etc. This investment has been reflected as a non-current asset based upon the intent of management.

         (See Note 2 concerning writedown of available for sale securities to fair market value at September 30, 1996).

NOTE 6-           MINORITY INTEREST IN SUBSIDIARY:

         The Company owns 55% of American Eagle. As of December 31, 1996, the Company terminated its financing and business relationship with American Eagle and its subsidiary, Match II. As of September 30, 1996, losses applicable to the minority shareholders exceeded their interest in American Eagle, which was reduced to zero, and as such, excess losses were charged against the operations of the Company. (See Note 1 re: cessation of operations).

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7-           COMMON STOCK:

         As of October 1, 1994, the Company had 1,800,000 shares of common stock outstanding.

         In September 1995, the Company issued 285,000 shares of common stock at $5.00 per share and 570,000 redeemable common stock warrants at $.15 per warrant, in exchange for a reduction of $1,510,500 in a loan owed to an affiliate. (see Note 3c).

         In January 1996, the Company, through its underwriter, successfully completed an initial public offering of 920,000 shares of common stock (including the underwriter's over allotment) at a price of $5.00 per share, together with two warrants for each share, at a price of $.15 per warrant. The net proceeds to the Company from the sale of the common stock and warrants offered after deducting underwriting discounts and commissions and other expenses of the offering were approximately $3,944,000.

         In May 1996, the chief executive officer exercised an option to purchase 2,900,000 common stock purchase warrants at a price of $2.50 per warrant. See also Note 6.

NOTE 8-           STOCK OPTION PLAN:

         In June 1995, the board of directors adopted the 1995 Senior Management Incentive Plan (the "Management Plan"), which was approved by the shareholders. The Management Plan provides for the issuance of up to 150,000 shares of the Company's common stock in connection with the issuance of stock options and other stock purchase rights to executive officers and other key employees. Options granted under the Management Plan may be either incentive stock options ("ISO's") or options which do not qualify as ISOs ("non-ISOs"). ISOs may be granted at an option price of not less than 100% of the fair market value of the common stock on the date of grant, except that an ISO granted to any person who owns capital stock representing more than 10% of the total combined voting power of all classes of common stock of the Company, must be granted at an exercise price of at least 110% of the fair market value of the common stock on the date of the grant. The exercise price of the non-ISOs may be less than 85% of the fair market value of the common stock on the date of the grant. As of September 30, 1997, the Company had granted options to purchase 75,000 shares of common stock at an exercise price of $8.75 per share.

NOTE 9-           ECONOMIC DEPENDENCY:

         For the year ended September 30, 1997, approximately 77% of the Company's sales was to one individual customer. Accounts receivable from this customer at September 30, 1997 was $559,884. For the year ended September 30, 1996, 100% of the Company's sales was to one individual customer, and accounts receivable from this customer was $1,191,510.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10-          LEGAL PROCEEDINGS:

         The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. No director, officer or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

NOTE 11-          COMMITMENTS AND CONTINGENCIES:

          Leases:

         The Company and its subsidiaries sub-lease 6,000 square feet of industrial space at 448 West 16th Street, New York, NY, where it leases its administrative offices, factory and warehouse. The sub-lease is for a term of four years, terminating on December 31, 1998, at a rate of $36,000 per annum. For the year ended September 30, 1996, rental expense aggregated $172,646. Rental expense for this period encompassed the operations of American Eagle and Match II, (See Note 1 re: cessation of operations).

NOTE 12-          BUSINESS OPERATIONS:

         The Company's sales through its subsidiary, USAC are generated from short-term purchase orders from customers who place orders an as-needed basis. The Company typically manufactures its products upon receipt of orders from customers and delivers finished goods within four weeks of receipt of an order. The Company generally manufactures 10% more goods than is ordered by customers in anticipation of reorders from customers. As of September 30, 1997, the amount of unfilled orders approximated $102,000.
NOTE 13-          BUSINESS SEGMENT INFORMATION:

         The Company's operations for the year ended September 30, 1997 consist solely of the operations of its subsidiary, USAC. For the year ended September 30, 1996, the Company's operations encompassed the operations of American Eagle and its subsidiary Match II.

                                                                           September 30,
                                                                    1997                    1996
           NET SALES:
     T-shirts and Tops                                              $2,054,792                 $91,381
     Ladies Sportswear                                                  -                       35,939
                                                                    ----------                 -------
                                                                    $2,054,792              $5,727,320
                                                                    ============            ==========

           OPERATING INCOME (LOSS):
     T-shirts and Tops                                                $283,006              $(1,797,605)
           Ladies Sportswear                                           (497,501)               (149,255)
                                                                       ---------               ---------
                                                                      $(214,595)            $(1,946,860)
                                                                      ==========            ============

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           TOTAL ASSETS:
     T-shirts and Tops                                              $7,905,149              $7,786,167
     Ladies Sportswear                                                  -                       10,590
                                                                   -----------              ----------
                                                                    $7,905,149              $7,796,757
                                                                    ==========              ==========

           DEPRECIATION AND AMORTIZATION:
     T-shirts and Tops                                                $18,448               $ 5,872
     Ladies Sportswear                                                  -                       -
                                                                    ---------                 -----
                                                                    $  18,448               $ 5,872
                                                                    =========               =======

           CAPITAL EXPENDITURES:
     T-shirts and Tops                                                $    -                  $   -
     Ladies Sportswear                                                     -                      -
                                                                       ---------               ----

                                                                        $    -                $   -
                                                                       =========               =====


NOTE 14-          SUBSEQUENT EVENTS:

         On January 2, 1998, the Company was issued 3,571,429 shares of common stock of United Textiles and Toys Corp. ("UTTC"), a company of which the Company's President is also President, Chief Executive Officer and a Director. The receipt of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned by the Company to UTTC. (see Note 3c).

         As a result of this transaction, the Company owns 78.5% of the outstanding shares of common stock of UTTC, effectively making UTTC a subsidiary of the Company. Because UTTC owns 61% of the outstanding shares of common stock of Play Co. Toys & Entertainment Corp. ("Play Co"), thus the Company and its management obtained beneficial voting control of Play Co.

     On January 20, 1998, U.S. Stores Corp. ("U.S. Stores") acquired 1,465,000 shares of the Company's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of the Company's common stock or 62.2% of the outstanding shares, effectively making the Company a subsidiary of U.S. Stores.