Form 10QSB
period 1997-12-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1998-03-02
CIK 948070

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                  ---------------------------------------------

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

     Common stock, par value $.001 per share: 3,005,000 shares outstanding as of December 31, 1997.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                                    CONTENTS

                                                                                                        Page
                                                                                                       Number




PART 1- FINANCIAL INFORMATION

         ITEM 1- FINANCIAL STATEMENTS

         Consolidated balance Sheets as of  December 31, 1997 (Unaudited)
           and September 30, 1997                                                                                  3

         Consolidated statements of Operations (Unaudited)  for the three
           months ended December 31, 1997 and December 31, 1996                                                    4

         Consolidated statements of Cash Flows (Unaudited) for the three months
         ended December 31, 1997 and December 31, 1996                                                             5

         Notes to Financial Statements (Unaudited)                                                                 6


         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                                                        9

PART II- OTHER INFORMATION                                                                                         10

         Signatures                                                                                                11


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 As of December 31, 1997 and September 30, 1997


                                                                              December 31,    September 30,
                                                                              1997                1997
                                                                              (Unaudited)     (Note 1)

                                                      ASSETS

CURRENT ASSETS:
 Cash and cash equivalents .................................................   $  1,072,068    $     13,189
 Accounts receivable .......................................................        374,289         723,112
 Advances to supplier ......................................................           --            60,000
 Inventories ...............................................................         94,000          66,662
 Loans and advances-affiliate ..............................................         89,815          89,815
 Loan receivable-officer ...................................................        489,543       1,314,596
                                                                               ------------   ------------
         Total current assets ..............................................      2,119,715       2,267,374
                                                                               ------------   ------------

FIXED ASSETS:
 Furniture and fixtures ....................................................         11,547          11,547
 Machinery and equipment ...................................................         17,814          17,814
                                                                               ------------   ------------
                                                                                     29,361         29,361
                                                                               ------------   ------------
Less: accumulated depreciation .............................................         29,361          29,361
                                                                               ------------   ------------
                                                                               ------------   ------------
                                                                               ------------   ------------
OTHER ASSETS:
 Investment in convertible preferred stock (Note 3) ........................      4,221,490       4,221,490
 Advances to equity investee ...............................................        140,000         140,000
                     Due from affiliate (Note 4) ...........................      1,368,735       1,276,235
 Security deposit                                                                        50              50
                                                                               ------------   ------------
                                                                                  5,730,275      5,637,775
                                                                               ------------   ------------
         Total assets ......................................................   $  7,849,990    $  7,905,149
                                                                               ============   ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable ..........................................................   $    427,940    $    429,283
 Accrued expenses and other liabilities ....................................         29,844          29,844
 Payroll taxes withheld and payable ........................................         23,682          23,682
                                                                               ------------   ------------
         Total current liabilities .........................................        481,466         482,809
                                                                               ------------   ------------
MINORITY INTEREST IN SUBSIDIARY (Note 2) ...................................             --              --
                                                                               ------------   ------------
         Total liabilities .................................................        481,466         482,809
                                                                               ------------   ------------
STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value; 10,000,000
     shares authorized, 3,005,000 shares issued
   and outstanding .........................................................          3,005           3,005
  Additional paid-in capital ...............................................     13,102,005      13,102,005
 Retained earnings (Deficit) ...............................................     (5,736,486)     (5,682,670)
                                                                                ------------   ------------
                                                                                  7,368,524        7,422,340
                                                                                 -----------   ------------
         Total liabilities and stockholders' equity ........................   $  7,849,990    $  7,905,149
                                                                               ============   ============

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF PERATIONS
                                   (Unaudited)



                                             Three Months Ended
                                            Dec 31,        Dec 31,
                                            1997           1996

REVENUES, net sales .....................   $   234,501    $      --
                                            -----------    -----------

COSTS AND EXPENSES:
 Cost of sales ..........................       128,547           --
 Operating expenses .....................       179,906        183,050
                                            -----------    -----------
                                                308,453        183,050
                                            -----------    -----------
OPERATING INCOME (LOSS) .................       (73,952)      (183,050)
                                            -----------    -----------
OTHER INCOME
 Interest income ........................        20,136         12,024
                                            -----------    -----------
INCOME (LOSS) BEFORE
  MINORITY INTERESTS ....................       (53,816)      (171,026)
   Minority interests (Note 2) ..........          --             --
                                            -----------    -----------

NET (LOSS) ..............................   $   (53,816)   $  (171,026)
                                            ===========    ===========


Basic and Diluted (loss) per common share   $     (.018)   $     (.057)
                                            ===========    ===========

Weighted average number of common shares
         outstanding ....................     3,005,000      3,005,000
                                            ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                     Three Months Ended
                                                                 December 31,  December 31,
                                                                 1997          1996
                                                                 -----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................   $   (53,816)   $  (171,026)
                                                                 -----------    -----------
Adjustments to reconcile net loss to cash (used)
  provided for operating activities:
  Depreciation and amortization .............................          --            1,500
Changes in assets and liabilities:
Decrease in Accounts receivable .............................       348,823      1,191,510
(Increase) in Merchandise inventories                              (27,338)          8,090
 Decrease in advances to supplier ...........................        60,000           --
(Decrease) in accounts payable ..............................        (1,343)       (35,550)
(Decrease) in accrued expenses and other liabilities ........          --           (1,813)
                                                                 -----------    -----------
         Total adjustments ..................................       380,142      1,163,737
                                                                 -----------    -----------

         Net cash provided by operating activities ..........       326,326        992,711
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Reduction (increase) in loans receivable-officer ..........       825,053       (423,249)
                                                                -----------    -----------
         Net cash provided by( used for) investing activities       825,053       (423,249)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans received from (repaid to) affiliate .................       (92,500)        55,000
                                                                 -----------    -----------
         Net cash provided by (used for) financing activities       (92,500)        55,000
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................     1,058,879        624,462
Cash, beginning of period ...................................        13,189        491,262
                                                                -----------    -----------
Cash, end of period .........................................   $ 1,072,068    $ 1,115,724
                                                                ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid ...............................................   $      --      $      --
Taxes paid ..................................................   $      --      $      --

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 Note 1-          BASIS OF PRESENTATION:

                The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended December 31, 1997, and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the fiscal year ended September 30, 1997, as filed with the Securities and Exchange Commission.

                Note 2-             DESCRIPTION OF COMPANY:

                Multimedia Concepts International, Inc. ("the Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was initially formed as a holding company for the purpose of forming an integrated clothing design, manufacturing and distribution operation. In June 1994, the Company acquired 55% of the outstanding shares of common stock of American Eagle Industries Corp., which acquired 100% of the outstanding shares of Match 11, Inc. The Company also acquired 34% of the issued and outstanding common stock of Multi Media Publishing Corp. in June 1995.

                    In December 1996, the Company held a special  meeting of its shareholders who authorized the Company to sell or dispose of its shares in American Eagle Industries Corp. (and its' subsidiary, Match 11) or effect the dissolution thereof. These subsidiaries had ceased operations in September 1996. In January 1997, in accordance with the vote of its shareholders, the Company terminated its financing and business relationships with these subsidiaries.

                    In December  1996,  the  shareholders  also  authorized  the
               Company  to  dispose  of its 34%  interest  in an  unconsolidated subsidiary, Multi Media Publishing Corp., which had no revenues or operations. In January 1997, in accordance with the vote of its shareholders, the Company terminated all business relationships with this entity, but it intends to seek the return of certain funds it had advanced.

                    In  January  1997,  the  Company  formed a new  wholly-owned subsidiary, U.S. Apparel Corp., which is engaged in the design and manufacture of a line of T-shirts and other tops, predominately for men. U.S. Apparel Corp. began operations in January 1997. U.S. Apparel Corp. is the sole source of operating revenue for the Company for the three months ended December 31, 1997.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIAIRIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3-           INVESTMENT IN PREFERRED STOCK:

                  The Company has reflected its' investment in convertible preferred stock in accordance with Statement of Financial Standards No. 115- "Accounting for Certain Investments in Debt and Equity Securities". This Standard requires that certain debt and equity securities be adjusted to fair value at the end of each accounting period. Unrealized gains or losses for securities treated as available for sale securities are to be charged or credited to a separate component of stockholders' equity. The Company determined that as of September 30, 1996, the decline in the value of its investment in preferred stock was other than temporary, and accordingly wrote down the cost basis of this security to fair value.


                  Note 4-           DUE FROM AFFILIATE:

                         As of December 31, 1997, United Textiles and Toys Corp.
                    (formerly Mister Jay Fashion International, Inc.) an entity in which the chief operating officer is President, was indebted to the Company in the aggregate of $1,368,735. The amount due from this affiliate as of December 31 1996 was $620,000. The loans bear interest at an annual rate of 8%. The Company does anticipate full payment during the coming year.


                  Note 5-           NEW ACCOUNTING PRONOUNCEMENT:

                  For the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Under this Standard, the Company is required to report basic and diluted (loss) per share. Basic earnings (loss) per share is calculated by dividing the net income (loss) for each period by the weighted average number of common shares outstanding. Diluted earnings
                  (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments.

                  For the three months ended December 31, 1997 and 1996, there is no difference between basic and diluted earnings (loss) per share as the inclusion of additional potential shares is anti-dilutive due to the net loss presented in each period.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                  Note 6-           SUBSEQUENT EVENTS:

                         On January 2, 1998,  the Company  was issued  3,571,429
                    shares of common stock of United Textiles and Toys Corp. ("UTTC"), a company of which the Company's President is also President, Chief Executive Officer and a Director. The receipt of these common shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned by the Company to UTTC. (see Note 4)

                         As a result of this transaction, the Company owns 78.5%
                    of the outstanding shares of common stock of UTTC, effectively making UTTC a subsidiary of the Company. Because UTTC owns 61% of the outstanding shares of common stock of Play Co. Toys & Entertainment Corp. ("Play Co"), thus the Company and its management obtained beneficial vesting control of Play Co.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                  Results of Operations

                         Statements  contained  in  this  report  which  are not
                    historical facts may be considered forward looking information with respect to plans, projections or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.


                         Three  months ended  December 31, 1997  compared to the
                    three months ended December 31, 1996:

                         Sales for the three months ended December 31, 1997 were
                    $234,501 as compared to the three months ended December 31, 1996 in which there were no reportable sales. This is reflective of the start up of operations of the Company's subsidiary U.S. Apparel Corp. in January 1997, and the cessation of operating activities of American Eagle Corp. and its subsidiary Match 11.

                         Cost of sales for the three months  ended  December 31,
                    1997 were $128,501, as compared to the three month period ended December 31, 1996 in which there were no operating activities, due to the cessation of operations of American Eagle and Match 11. For the three months ended December 31, 1997, cost of sales were 54.8% of sales.

                         Operating  expenses were $179,906 or 76.7% of sales for
                    the three months ended December 31, 1997. For the three months ended December 31, 1996, operating expenses were $183,050.

                         For the three  months  ended  December  31,  1997,  the
                    Company reported a net loss of $53,816 as compared to a net loss of $171,026 in the three months ended December 31, 1996, in which there were no reported operating revenues.

                         The basic  loss per share  for the three  months  ended
                    December 31, 1997 was $(.018) compared to a net loss of $(.057) per share in the comparable three month period ended December 31, 1996.

                  Liquidity and Capital Resources

                         At December 31,  1997,  the Company  reported  cash and
                    cash   equivalents   of  $1,072,068,   working   capital  of
                    $1,638,249 and stockholders' equity of $7,368,524.

                         At September  30, 1997,  the Company  reported cash and
                    cash equivalents of $13,189, working capital of $1,784,565 and stockholders' equity of $7,422,340.

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

     As a result of this transaction, the Company owns 78.5% of the outstanding shares of common stock of UTTC, effectively making UTTC a subsidiary of the Company. Because UTTC owns 61% of the outstanding shares of common stock of Play Co. Toys & Entertainment Corp. ("Play Co"), thus the Company and its management obtained beneficial vesting control of Play Co.

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

ITEM 6 - Exhibits and Reports on Form 8-K

         Exhibits:  None

         Reports on Form 8-K:  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        February 27, 1998

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