Form 10KSB
period 1998-03-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1998-09-28
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended _________________

                                       OR

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from October 1, 1997 to March 31, 1998

                         Commission File Number O-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                13-3835325
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or organization)

               1410 Broadway Suite 1602, New York, New York 10018
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (212) 391-1111
              (Registrant's telephone number, including area code)

                 448 West 16th Street, New York, New York 10011
        (Former name, former address, and former fiscal year, if changed since last report)

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

     The Registrant's consolidated revenues for its six month transition period ended March 31, 1998 were $15,869,731.

     The aggregate market value of the voting stock on August 31, 1998 (consisting of Common Stock, par value $.01 per share) held by non-affiliates was approximately $295,620 based upon the closing price ($0.26), for such Common Stock on August 29, 1998, as reported by a market maker. On such date, there were 3,005,000 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

General

     Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was initially formed as a holding company for the purpose of forming an integrated clothing design, manufacturing, and distribution operation. The Company is currently, in principle, a holding company for its two operating subsidiaries;
(i) its wholly owned subsidiary U.S. Apparel Corp. ("USAC") and (ii) its majority owned subsidiary Play Co. Toys & Entertainment Corp. ("Play Co.") through its ownership of 78.5% of the outstanding shares of common stock of United Textiles and Toys Corp. ("UTTC"), which owns 59.1% of Play Co. All references to the "Company" refer to USAC, UTTC, and Play Co. unless otherwise required by the context.

     In February 1997, the Company formed a wholly-owned subsidiary, USAC, a New York corporation, to design and manufacture a line of private label cotton "T-shirts" and "polo" type tops predominantly for men.

     In January 1998, UTTC issued 3,571,429 shares of its common stock to the Company in full repayment of certain loans aggregating $1,000,000 previously made by the Company to UTTC. This conversion of debt to equity was performed at a price of $.28 per share. As a result of the transaction, the Company acquired 78.5% ownership of UTTC. See " -United Textiles & Toys"

     Prior Operations - American Eagle Industries Corp. and Match II, Inc.

     In June 1994, the Company acquired 55% of the outstanding shares of common stock of American Eagle Industries Corp. ("American Eagle"), which acquired 100% of the outstanding shares of Match II, Inc. ("Match II"). American Eagle designed and manufactured a line of private label cotton "T-shirts" and "polo" type tops predominantly for men. Match II, a wholly owned subsidiary of American Eagle, sold its own brand name ladies knit tops and coordinates under the trade-name "Match II". In June 1995, the Company acquired 34% of the outstanding shares of common stock of Multi Media Publishing, Inc. ("MMP"). MMP was a company which produced CD-ROM versions of medical clinical study books.

     In January 1997, the Company, through vote of its stockholders, voted to cease funding the operations of the subsidiaries, American Eagle, Match II, and MMP. At such time the Company formed a new subsidiary, USAC, to commence operations as a designer and manufacturer of similar product lines of its prior subsidiaries. The Company as 55% stockholder and sole financing arm of American Eagle terminated its relationship with American Eagle due to continued losses.

United Textiles & Toys Corp.

     On January 2, 1998, the Company was issued 3,571,429 shares of common stock of UTTC, a company of which the Company's President Ilan Arbel is President, Chief Executive Officer, and a Director, at a price of $.28 per share ($.01 above the closing price on December 31, 1997) as payment for $1,000,000 loaned by the Company to UTTC. As a result of the transaction, the Company owns 78.5% of the outstanding shares of common stock of UTTC, effectively making UTTC a subsidiary of the Company. UTTC owns 59.1% of the outstanding shares of common stock of Play Co., thus the Company and its management obtained beneficial voting control of Play Co.

     UTTC owns 2,486,247 of the outstanding shares, or 59.1%, of Play Co.'s common stock. All of the UTTC's holdings of Play Co. securities are subject to a two-year lock up on transfer commencing December 1997, in accordance with a lock up agreement executed in connection with Play Co.'s Series E Preferred Stock offering.

     UTTC (formerly Mister Jay Fashions International, Inc.) is a Delaware corporation which was organized in March 1991 and which commenced operations in October 1991. Until April 1998, when it ceased its textile operations, UTTC designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. UTTC currently acts as a holding company.

U.S. Apparel Corp.

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

     USAC purchases approximately 50% of its fabric, or piece goods, from suppliers located in South America and approximately 50% of its piece goods from suppliers in the United States. The piece goods purchased in both South America and the United States are shipped to Honduras, where they are dyed, cut, and assembled by subcontractors and then shipped to and warehoused in Florida pending delivery to USAC's customers. The goods are then shipped to customers by air or truck common carriers, depending upon customers' needs with respect to cost and time considerations, although all goods purchased by K-Mart, USAC's 82% customer for the six months ended March 31, 1998, are picked up by K-Mart's carriers at USAC's public warehouse in Florida.

Supplies and Inventory

     USAC purchases its fabrics from both the United States and South America. Most of USAC=s non-fabric sub-materials (zippers, buttons, and trimmings) are purchased from New York City-based manufacturers and suppliers. USAC generally pays for fabrics and non-fabric sub-materials upon receipt. As is customary in the industry, USAC does not have long-term formal arrangements with any of its suppliers and purchases its supplies based upon specific design and order requirements. USAC has not experienced difficulty in satisfying their fabric and non-fabric requirements and considers their sources of supply adequate. USAC's inventory of garments varies depending upon its backlog of purchase orders and its financial position.

Quality Control

     USAC conducts limited quality control in Honduras to ensure that finished goods meet USAC's standards. The quality control person inspects samples of garments on a random basis to ensure compliance with USAC's specifications.

Marketing and Sales

     Most of USAC's private label garments are sold through major department stores in the United States such as K-Mart and J.C. Penny Department Stores. Sales to K-Mart accounted for approximately 95% and 85% of the Company's revenues for the years ended September 30, 1996 and 1997, respectively, and 82% for the six months ended March 31, 1998. USAC bills its clients on a net 30-day basis. There is a lag time between the time the raw materials are purchased, the final products are produced and shipped and receipt of payment is received. Late or non-payment could cause material adverse effects on USAC's cash flow and operations, especially since a large portion of the USAC's sales are to one customer.

     USAC does not sell on consignment and do not accept return of products other than imperfect goods or goods shipped in error. Imperfect goods are generally replaced with new conforming goods.

     USAC believes that a key feature of its business is its ability to design, manufacture, and sell low cost garments which are similar in style and appearance to more expensive garments.

Work in Progress; Backlog

     A significant portion of USAC's sales are generated from short term purchase orders from customers who place orders on an as-needed basis. USAC typically manufactures its products upon receipt of orders from its customers and delivers goods within four weeks of receipt of an order. USAC generally manufactures approximately 10% more goods than is ordered by customers in anticipation of reorders from customers. Information relative to open purchase orders at any date may be materially affected by, among other things, the timing of recording of orders and shipments. Accordingly, the Company does not believe that the amount of its unfilled orders at any time is meaningful. As March 31, 1998, USAC had approximately $102,000 worth of unfilled purchase orders with respect to orders received from K-Mart. Financing

     USAC bills its client's on a net 30-day basis. There is a lag time between the time the raw materials are purchased, the final products are produced and shipped and receipt of payment is received. Although it is customary in the garment industry to finance receivables through "factoring" (i.e., financing secured by accounts receivable of the borrower's customers), USAC does not normally factor any of its receivables. Although USAC has no present intention to do so, it may rely on factoring to finance future operations.

Competition

     There is intense competition in the apparel industry in which USAC participates. USAC designs, manufactures, and markets a line of T-shirts and polo shirts to large department stores. USAC competes with many other manufacturers in this market, many of which are larger and have greater resources than USAC.

     USAC's business is highly competitive, with relatively insignificant barriers to entry and with numerous firms competing for the same customers. USAC is in direct competition with local, regional, and national clothing manufacturers, many of which have greater resources and more extensive distribution and marketing capabilities than USAC. In addition, many large retailers have recently commenced sales of "store brand" garments which compete with those sold by USAC. Management believes that USAC's market share is insignificant in its product lines.

     Many of the national clothing manufacturers have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with department stores and national retail clothing chains to jointly advertise and market their products. Since USAC does little advertising and has no agreement with any department store or national retail chain to advertise any of its products, USAC competes with companies which have brand names which are well known to the public. It can be expected that a retail shopper will buy a garment from a "brand name" entity before that of an unknown entity, if all other factors are equal.

Play Co. Toys & Entertainment Corp.

General

     Play Co. Toys & Entertainment Corp. was founded in 1974, at which time it operated one store under the name Play Co. Toys in Escondido, California. Play Co. now operates 21 stores: 18 are located throughout Southern California in Los Angeles, Orange, San Diego, Riverside, and San Bernardino Counties, one is located in Tempe, Arizona, one is located in Las Vegas, Nevada, and one is located in Dallas, Texas. Play Co. has executed leases to build and open four additional stores during calendar 1998. Play Co. expects that by the end of calendar 1998 it shall have 25 stores. In calendar 1999, the Company expects to open an additional six stores, bringing its total to 31. The Company operates its stores under the following names: Play Co. Toys, Toys International, Toy Co., and Tutti Animali. It shall continue to open stores under such names contingent upon the product mix and location of the store. The Company periodically reviews each individual store=s sales history and prospects on an individual basis to decide on the appropriate product mix.

Corporate Overview

     Traditionally, the Company's merchandising strategy was to offer an alternative, less intimidating environment than that provided by the larger toy retailers who are in competition with the Company. In 1996, management of the Company realized the inherent value in, and thus the demand for, a retail outlet which provides a combination of (i) educational, new electronic interactive, and specialty and collectible toys and items; and (ii) traditional toys. In addition, the Company determined that it should place such stores in high traffic malls, rather than in strip shopping centers where most of its original stores were located. To achieve its goals, the Company developed a new store design and marketing format which provides an interactive setting together with a retail operation. This format and design has formed the foundation for the Company's future direction and growth plans, thereby allowing the Company to meet what it believes are the industry=s current and future demands

     The Company has thus far remodeled four of its original stores (the AOriginal Stores@) to fit its new store design (the ANew Stores@), opened six New Stores, and acquired three stores in the January 1997 acquisition Toys International, Inc. ("Toys"). Three of the six New Stores operate under the tradename Toy Co. In conformance with its new goals, Play Co.'s New Stores shall be smaller (5,000 to 10,000 square feet in size) and shall operate exclusively in high traffic malls rather than in strip shopping centers. Play Co.'s New Stores have and are expected to continue to produce higher gross profits since they focus on the sale of educational and electronic interactive games and toys, specialty products, and collector's toys, which generally carry higher gross margins than traditional toys. Of the 25 stores the Company expects to have in operation by the end of the 1998 calendar year, 18 shall follow Play Co.'s new concept and seven shall follow its old format.

     The Company shall continue to operate its Original Stores until their leases expire, except with respect to certain stores for which it is negotiating lease extensions, which stores it may redesign to fit the New Store concept. The Original Stores sell children's and adult toys, games, bicycles, and other wheel goods, sporting goods, puzzles, Nintendo and Sony electronic game systems and cartridges for such game systems, cassettes, and books. They offer over 15,000 items for sale, most of which are major brand name toys and hobby products.

     The New Stores also carry some of the items found in the Original Stores; however, they focus on selling educational toys, Steiff and North America Bears, Small World toys, LBG trains, CD-ROMs, electronic software games, Learning Curve, and Ty products. The Company's Tutti Animali store, located in the Crystal Court Mall in Costa Mesa, California, is a unique store which sells only stuffed animals.

Financing

     On January 21, 1998, Play Co. entered into a $7.1 million secured, revolving Loan and Security Agreement (the AFINOVA Agreement@) with FINOVA Capital Corporation (AFINOVA@), which line was increased to $7.6 million in July 1998. Play Co. recently received from FINOVA verbal approval to increase the aforesaid line by $1 million (to $8.6 million) for a period through and until December 31, 1998, at which time the line shall revert to $7.6 million. The FINOVA credit line is secured by substantially all Play Co.'s assets and expires on August 3, 2000. The credit line bears interest at a rate of floating prime plus one and one-half percent.

     On September 18, 1998, Play Co. and Amir Overseas Capital Corp. (AAmir@), a British Virgin Islands corporation, executed a subordinated security agreement for a $1 million loan (the AAmir Loan@) made by Amir to Play Co. The Amir Loan shall be repaid by Play Co. at a 12% annual interest rate pursuant to a schedule which requires full repayment on or before December 23, 1998.

Employees

     As of March 31, 1998, the Company, including USAC, had three executive officers and two full-time employees. None of the employees of the Company are represented by a union, and the Company considers employee relations to be good. Play Co. has three executive officers, approximately 65 full time employees, and approximately 259 part time employees. None of the employees of Play Co. are represented by a union, and Play Co. considers employee relations to be good. Each store employs a store manager, an assistant manager, and between fifteen to twenty-five full-time and part-time employees. Each of Play Co.'s store managers reports to Play Co.'s director of operations and director of merchandising who in turn report directly to Play Co.'s Executive Officers.

ITEM 2.               PROPERTIES

     Until April 1998, Company subleased 20,000 square feet of industrial space at 448 West 16th Street, New York, New York, at an approximate rate of $12,500 per annum. It is at this location that the Company housed its administrative offices.

     In April 1998, in connection with UTTC's cessation of its textile operations, the Company moved its administrative offices to 1410 Broadway, Suite 1602, New York, New York 10018 and vacated its former office, factory, and warehouse space at 448 West 16th Street. The lease for the 1410 Broadway location is leased by USAC. Pursuant to an oral agreement with USAC, neither the Company nor UTTC pays any remuneration for its use of the premises.

     Play Co. maintains approximately 3,500 square feet of executive office space and 48,000 square feet of warehouse space at 550 Rancheros Drive, San Marcos, California. The combined 51,700 square foot office and warehouse space are leased at an approximate annual cost of $281,000, the lease expiring on April 30, 2000. The office and warehouse are leased from a company owned in part by Richard Brady, the President and a Director of Play Co. Play Co. believes that the lease is on terms no more or less favorable than terms it might otherwise have negotiated with an unaffiliated party. In addition, Play Co. currently leases 18 stores in southern California and one store in each of Arizona, Nevada, and Texas.

     During the last calendar quarter of 1997, Play Co. opened a temporary short-term seasonal store (in Crystal Court Mall in Costa Mesa, California) and three new stores in high traffic shopping malls: one in South Bay Galleria in Redondo Beach, California; one in Ontario Mills in Ontario, California; and one in Arizona Mills in Tempe, Arizona (Play Co.'s first store outside of southern California). In addition, in 1998, Play Co. has opened one store in Las Vegas, Nevada and one store in Dallas, Texas and has executed four additional leases to open additional locations within the remainder of the 1998 calendar year.

     Play Co. has recently completed the enlargement of one of its 21 stores, the Toys store located in Los Angeles, California. The lease for this store expired in January 1998 and was extended, at a new location within the same mall, through and until March 31, 2001. Three of Play Co.'s other Original stores are operating under leases that either also have expired or will expire in 1998, the fate of such stores to depend upon Play Co.'s intentions and concomitant lease negotiations with the landlords of same.

ITEM 3.           LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. No director, officer, or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

     In June 1997, in the Superior Court of the State of California, Los Angeles County, Shook Development Corp. commenced suit against the Company for breach of contract pertaining to premises leased by the Company from South San Dimas, a California Limited Partnership. In addition, in the Superior Court of the State of California, Orange County, Prudential Insurance Company of America commenced suit against the Company for breach of contract pertaining to premises leased by the Company. In May 1997, in the Superior Court of the State of California, Los Angeles County, PNS Stores, Inc. commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company. These actions settled for an aggregate of $469,600 during fiscal year 1998.

     In October 1997, in the Superior Court of the State of California, County of San Bernardino, Foothill Marketplace commenced suit against the Company and its former guarantor for breach of contract pertaining to premises leased by the Company in Rialto, California. The lease for the premises has a term from February 1987 through November 2003. The Company vacated the premises in August 1997. Under California State law and the provisions of the lease, plaintiff has a duty to mitigate its damages. Plaintiff seeks damages, of a continuing nature, for unpaid rent, proximate damages, costs, and attorneys= fees. This action is in the discovery phase.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Warrants have been quoted on the Nasdaq OTC Bulletin Board since April 8, 1997. From November 10, 1995 (date of the Company's initial public offering) until March 21, 1997 the Company=s Common
Stock and Warrants were quoted on the Nasdaq SmallCap Stock Market. The following table sets forth representative high and low closing prices as reported by a market maker, during the periods stated below. Quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions.

                                                            Common Stock                                       Public Warrants
Calendar Period                                      Low               High                      Low               High
---------------                                      ---               ----                      ---               ----
04/01/96 - 06/30/96                         8 3/4                      9 5/8                     2 3/8             3 3/8
07/01/96 - 09/30/96                         5                          9                         1 1/4             4 1/8
10/01/96 - 12/31/96                         1 15/16                    4 1/2                      11/32            1 3/8
01/01/97 - 03/31/97                            5/8                     3 1/8                       1/16             17/32
04/01/97 - 06/30/97 (1)                        1/4                       7/8
07/01/97 - 09/30/97                            1/4                     1
10/01/97 - 12/31/97                            1/8                       1/2
01/01/98 - 03/31/98                            1/8                       7/16
04/01/98 - 06/30/98                            5/64                      9/16
06/30/98 B 08/31/98                            1/4                      13/32
----------------

     (1) There was no market for the Warrants from April 8, 1997 until their expiration on November 8, 1997. No Warrants were exercised prior to expiration.

     As of August 31, 1998 there were 41 holders of record of the Company's Common Stock, although the Company believes that there are approximately 440 beneficial owners of shares of Common Stock. As of August 31, 1998, the number of shares of Common Stock outstanding of the Company was 3,005,000.

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Reform Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

     The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document:

                                                  March 31,        September 30,
                                                    1998               1997


Balance Sheet Data:

 Working capital ...........................     $  6,500,401      $  1,784,565
 Total assets ..............................       15,750,583         7,905,149
 Total current liabilities .................        3,997,337           482,809
 Long-term obligations .....................        7,055,549              --
 Stockholders= equity ......................        1,983,988         7,422,340

Operating Data:

 Net sales .................................     $ 15,869,731      $  2,054,792
 Cost of sales .............................       10,897,966         1,647,563
 Total operating expenses ..................        6,251,399           621,724
 Net income (loss) .........................       (5,438,352)          (32,334)
 Income (loss) per common share ............     $      (1.81)     $       (.01)
 Weighted average shares outstanding .......        3,005,000         3,005,000


Results of Operations

     The Company=s Board of Directors voted to change the end of the Company=s fiscal year from September 30th to March 31st. The accompanying consolidated financial statements as of March 31, 1998 reflect the results of operations for the six months ended March 31, 1998. The financial statements for the year ended September 30, 1997 have not been restated to reflect the acquisition of UTTC, which occurred in January 1998.

     The consolidated financial statements contained herein for the six months ended March 31, 1998 in this document reflect the operations of the Company=s wholly-owned subsidiary, USAC, and its 78.5% owned subsidiary UTTC, as well as the UTTC 59.1% owned subsidiary, Play Co.

For the six ended March 31, 1998

     Consolidated net sales for the six months ended March 31, 1998 were $15,869,731. This represented the consolidated net sales of the Company which was comprised of the following components:

         U.S. Apparel              $    566,478
         Play Co.                    15,303,253
                                     ----------
                                     $15,869,731

     At the end of March 1998, Play Co. had 19 retail locations, compared to 21 retail locations at the end of March 1997. During the fiscal year ended March 31, 1998, Play Co. opened four new stores and closed six stores.

     Consolidated cost of sales were $10,897,966 for the six months ended March 31, 1998. The component breakdown of this item was as follows:

         U.S. Apparel              $   501,644
         Play Co.                   10,396,322

     Consolidated operating expenses (total operating expenses less litigation related expenses and depreciation and amortization) were $5,272,210 for the six months ended March 31, 1998.

     Play Co. incurred $583,541 of litigation related expenses in period. The expenses were associated with the closure of five store locations and related subsequent litigation. This expense includes settlement amounts relating to four of the five closed locations and the related legal fees and costs. Play Co. remains in litigation regarding the fifth closed store. Depreciation and amortization expense in the six months ended March 31, 1998 was $395,64.80. Total interest expense amounted to $384,901 for the six months ended March 31, 1998.

     For the year ended March 31, 1998, subsequent to the adjustment for the minority interest in the net losses of subsidiaries, the Company reported a consolidated net loss of $5,438,352, or $1.81 per common share.

Liquidity and Capital Resources

     At March 31, 1998, consolidated working capital was $6,500,402 as compared to a working capital of $1,784,565 at September 30, 1997. For the six months ended March 31, 1998, consolidated operating activities used funds of $7,012,362. Cash flows from investing activities for the six months ended March 31, 1998 amounted to $206,729.

     Consolidated financing activities generated funds of $8,571,433 during the six months ended March 31, 1998. The primary elements in the generation of financing funds were net borrowings under a new financing agreement by Play Co. and net proceeds received by Play Co. from notes payable.

     As a result, consolidated net cash increased from $13,189 at September 30, 1997 to $1,621,869 at March 31, 1998.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its planned merchandise mix change to emphasize specialty, educational, electronic, interactive, and collectible toys, Play Co. enjoyed significant sales and gross profits in the year ended March 31, 1998. While Play Co. believes that its new product mix will remain popular with the consumer market for the remainder of 1998, there can be no assurance that this growth will continue. As a result of the continual changing nature of children's consumer preferences and tastes, the success of the Company is dependent on its ability to change and adapt to such changing tastes and preferences. Children's entertainment products are often characterized by fads of limited life cycles. There can be no assurance that the Company will be able accurately to forecast consumer preferences or that specialty toys will continue to have higher profit margins.

         Play Co.=s sales efforts are focused primarily on a defined geographic segment consisting of the Southern California area and the Southwestern United States. Play Co.=s future financial performance will depend upon continued demand for toys and hobby items and on the general economic conditions within that geographic market area, its ability to choose locations for new stores, its ability to purchase product at favorable prices and on favorable terms, and the effects of increased competition and changes in customer preferences.

         The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys 'R' Us and Kay Bee Toy Stores. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. There can be no assurance that Play Co.=s business strategy will enable it to compete effectively in the toy industry.

Seasonality

     Play Co.=s operations are highly seasonal with approximately 30-40% of its sales falling within the third quarter which encompasses the Christmas selling season. Play Co. intends to open new stores throughout the year, but generally before the Christmas selling season, which will make third quarter sales an even greater percentage of the total year=s sales.


Impact of Inflation

     The impact of inflation on consolidated results of operations has not been significant. Play Co. attempts to pass on increased costs by increasing product prices over time.


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

     The former accountants= reports on the Registrant=s financial statements for the two years ended September 30, 1996 and 1995 contained an explanatory paragraph addressing the Company's ability to continue as a going concern.

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

         Name                               Age                       Position

         Ilan Arbel                         43                        President and Director

         Rivka Arbel                        44                        Vice President and Director

         Allean Goode                       63                        Secretary and Director

         Yair Arbel                         48                        Director


     The directors of the Company are elected annually by its stockholders and the officers of the Company are appointed annually by its Board of Directors. Vacancies on the Board of Directors may be filled by the remaining directors. Each current director and officer will hold office until the next annual meeting of stockholders, or until his successor is elected and qualified.

     Ilan Arbel was the President, Secretary and a Director of the Company from inception until June 12, 1995 upon the election of Sheikhar Boodram. Mr. Arbel was re-elected as President of the Company in May 1996. In August 1995, Mr. Arbel was re-elected as a Director of the Company. Mr. Arbel was the President, Chief Executive Officer, and a Director of American Toys, Inc. from inception until July 1996. From May 1993 to April 1997, Mr. Arbel was a Director of Play Co. Toys & Entertainment Corp., of which from June 1994 until his resignation in April 1997, he was the Chairman of the Board. Since 1991, Mr. Arbel has been President, Chief Executive Officer, and a Director of UTTC, formally Mister Jay Fashions International, Inc. Mr. Arbel is a graduate of the University Bar Ilan in Israel, with B.A. degrees in Economics, Business, and Finance.

     Rivka Arbel has been a Director of the Company since June 12, 1995 and was elected as Vice President of the Company in May 1996. In October 1996, Ms. Arbel resigned as an officer of the Company. Ms. Arbel was re-elected as Vice President in May 1997. From 1992 to present, Ms. Arbel has been a director of UTTC. From 1986 to present, Ms. Arbel has been President and a Director of Amigal, Ltd., a producer of men's and women's wear in Israel. Ms.

Arbel is the wife of Yair Arbel.

     Yair Arbel has been a director of the Company since June 12, 1995. Mr. Arbel is currently employed by Israeli Aircraft Industries, where he has been employed since 1980. Yair Arbel is the husband of Rivka Arbel and the brother of Ilan Arbel, the President and Director of the Company.

     Allean Goode was appointed Secretary and Treasurer of the Company in March 1998. Ms. Goode has been Secretary, Treasurer, and a Director of UTTC since September 1992. Ms. Goode was Assistant Secretary of Play Co. from May 1993 until approximately May 1995. From 1991 until September 1992, Ms. Goode acted as an independent contractor performing bookkeeping services for the Company. Ms. Goode was Secretary, Treasurer, and a Director of American Toys from February 1993 until July 1996. From 1981 until 1991, Ms. Goode was employed as Office Manager and Bookkeeper of Via West Sportswear, a New York based manufacturer of sportswear.

Significant Employees

     Albert Benaderet, through Westside Apparel, a company in which he is a partner, has been a consultant to the Company and it's subsidiaries since 1992. From 1992 to 1994, Mr. Benaderet was a consultant to Match II regarding manufacturing and sales. From 1994 to 1996, Mr. Benaderet was a consultant to American Eagle regarding overseas production and manufacturing. Since January 1997, Mr. Benaderet has been a consultant to USAC regarding sales, manufacturing, and close outs. Westside Apparel, Inc. receives a weekly fee of $2,000 and has the right to 5% of all earnings before interest and taxes.

     The Company has agreed to indemnify its officers and directors with respect to certain liabilities including liabilities which may arise under the Securities Act of 1933. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to any charter, provision, by-law, contract, arrangement, statute, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer, or controlling person of the Company in the successful defense of any such action, suit, or proceeding) is asserted by such director, officer, or controlling person of the Company in connection with the Securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon requests for information of the Company's officers, directors and greater than 10% shareholders, during fiscal 1997, the Company has been informed that all officers, directors, or greater than 10% shareholders have stated that they have filed such reports as is required pursuant to Section 16(a) during the 1997 fiscal year. The Company has no basis to believe that any required filing by any of the above indicated individuals has not been made.

ITEM 10.          EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid by the Company during the years ended September 30, 1998, 1997, and 1996 to each of the named executive officers of the Company.

                           Summary Compensation Table

                               Annual Compensation

(a)                            (b)           (c)            (d)                 (e)            (g)

                                                                                               Securities
Name and Principal                                                              Other Annua    Underlying
Position                       Year          Salary($)      Bonus($)(1)         Compensation($)Options/ SARs(#)

Ilan Arbel(2)                  1998           -             -                    -(1)                   -
 President                     1997           -             -                    -(1)                   -
                               1996           -             -                    -(1)            2,900,000 (2)


     Mr. Arbel does not receive any cash compensation as an officer of the Company. Mr. Arbel entered into an employment agreement with the Company in May 1996. See "Employment Agreements." (2) See "Employment Agreements."

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

     As of May 15, 1996, the Company entered into an employment agreement with Ilan Arbel, for a period of five years. Pursuant thereto, Mr. Arbel became the President and Chief Executive Officer of the Company. At such time the Company and Mr. Arbel agreed to increase the option price to purchase the Warrants to $1.90 per Warrant, whereby Mr. Arbel owed the Company $7,250,000, which was payable either in cash, or other securities. The term securities was defined as any debt or equity security or convertible security, the underlying security of which, is traded on either a national securities exchange or on the Nasdaq Stock Market. The price for which the securities could be exchanged to reduce the debt was 50% of the average bid price of the securities or the underlying securities of a convertible security, for a period of ninety days ending five days prior to the exchange. The employment agreement provides that no other compensation or remuneration be paid to Mr. Arbel during its term. Mr. Arbel, through affiliates has transferred to the Company an aggregate of 803,070 shares of Play Co. Series E Preferred Stock, each of which is convertible at any time into six shares of Play Co.=s common stock as payment of the debt.

     In May 1996, the Company, in anticipation of the execution of an employment agreement with Rivka Arbel, granted Mrs. Arbel an option to purchase from the Company up to 600,000 Warrants, which Warrants were to be identical to the Warrants issued in the Company's initial public offering. Initially Mrs. Arbel was to pay $.04 per Warrant and resell the Warrants pursuant to a Form S-8 registration statement, however, the Company and Mrs. Arbel agreed that such price was too low and decided to increase the price to $2.50 per Warrant, which was to be paid either in cash, or other securities, as such term is described above. In June 1996, Mrs. Arbel entered into an employment agreement with the Company, for a period of five years, pursuant thereto Mrs. Arbel became a Vice-President of the Company. The employment agreement provided that no other compensation or remuneration be paid to Mrs. Arbel during its term. In August 1996, this agreement was terminated and the 600,000 Warrants returned to the Company=s treasury unexercised.

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

     The Management Plan is intended to help the Company attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those executive management employees (generally the Chairman of the Board, Vice-Chairman, Chief Executive Officer, Chief Operating Officer, President, and Vice Presidents of the Company) who perform services of special importance to the Company will be eligible to participate under the Management Plan. The Company does not presently have any intention to hire any additional management employees and has not engaged in any solicitations or negotiations with respect to the hiring of any management employees. As of the date of this Prospectus, the Company's sole officers are Ilan Arbel, Rivka Arbel, and Allean Goode, and its directors also includes Yair Arbel. A total of 150,000 shares of Common Stock will be reserved for issuance under the Management Plan. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Board of Directors. In December 1995, the Company granted an option to purchase 75,000 shares at $8.75 per share to Howard Wertheim, D.M.D., who was the President and sole director of MMP at such time. This option has been terminated by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information at August 31, 1998 based upon information obtained by the persons named below, with respect to the beneficial ownership of common shares by (i) each person known by the Company to be the owner of 5% or more of the outstanding common shares; (ii) by each director; (iii) and by all officers and directors as a group. Percent of Number of Common Stock Name Shares Owned (1) American Telecom, PLC (2)(3)(4) 1,868,000 62.2% c/o Multimedia Concepts International, Inc. 448 West 16th Street New York, New York

U.S. Stores Corp. (2)(3)(4)                                                                1,868,000                           62.2%
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

Ilan Arbel (3)(4)                                                                                --                             --
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

Yair Arbel (3)(4)                                                                                --                             --
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

 Rivka Arbel (3)(4)                                                                              --                             --
c/o Multimedia Concepts International, Inc.
448 West 16th Street
New York, New York

 Officers and Directors                                                                          --                            --
(4 as a Group) (3)(4)

     (1) Does not give effect to 150,000 shares of Common Stock reserved for issuance under the Company's 1995 Senior Management Incentive Plan. U.S. Stores Corp. ("U.S. Stores") is a wholly owned subsidiary of American Telecom, PLC, a publicly traded company in Great Britain.

     (3) Dated as of January 2, 1998, U.S. Stores acquired control of a majority of the outstanding shares of the Company, of which (i) 403,000 shares were acquired through purchases in the public market (ii) 1,339,000 shares were acquired from European Ventures Corp., a company in which Ilan Arbel is an officer and director, in a private sale and (iii) 100,000 shares were acquired from another shareholder in a private transaction.

     (4) Yair Arbel and Ilan Arbel are brothers and Rivka Arbel is the wife of Yair Arbel. Though it can be expected any shares of Common Stock of record and beneficially owned by members of the Arbel family would be voted as a group on matters presented to the Company's stockholders; however there is no voting agreement or arrangements which require such unified voting.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 4, 1996, the board of directors authorized the Company to enter into a compensation agreement with Ilan Arbel. Pursuant thereto, the Company granted to Ilan Arbel an option to purchase 1,900,000 warrants, identical to the Warrants sold by the Company in its initial public offering. The Warrants were registered for resale pursuant to an amendment to the Form S-8 registration statement. Mr. Arbel exercised this option in full and sold the Warrants commencing in May 1996. See "Executive Compensation - Employment Agreements"

     From October 1995 to September 1997, the Company loaned an aggregate of $1,276,235 to UTTC. $1,000,000 of which was converted into equity in the Company. See "Business-United Textiles & Toys." On December 1, 1997, the Company received 3,571,429 shares of UTTC's common stock from UTTC as payment for $1,000,000 owed to the Company by UTTC.

     In June 1996, the Company loaned $331,136 to Ilan Arbel, the Company's President, which was payable upon demand not accruing any interest. This loan has been repaid.

     As of June 30, 1996, the Company had loaned approximately $420,000 to Hollywood Productions, Inc. The loan accrued no interest and was payable upon demand. The loan has been repaid.

     On October 21, 1996, the board of directors adopted resolutions authorizing the Company, subject to stockholder approval, to terminate its ownership and relationships with American Eagle and MMP as non-profitable business investments. These resolutions were adopted by the Company=s shareholders in December 1996.

     On January 2, 1998, the Company was issued 3,571,429 shares of common stock of UTTC, a company of which Ilan Arbel is President, Chief Executive Officer, and a Director, at a price of $.28 per share as payment for $1,000,000 loaned by the Company to UTTC. As a result of the transaction, the Company owns 78.5% of the outstanding shares of common stock of UTTC, effectively making UTTC a subsidiary of the Company. Because UTTC owns 61% of the outstanding shares of common stock of Play Co., thus the Company and its management obtained beneficial voting control of Play Co.

     On January 20, 1998, U.S. Stores, a company which was incorporated on November 10, 1997 acquired 1,465,000 shares of the Company=s Common Stock of which 1,339,000 shares were acquired from European Ventures Corp., a company in which Ilan Arbel is an officer and director, in a private sale. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of the Company=s Common Stock, or 62.2% of the outstanding shares, effectively making the Company a subsidiary of U.S. Stores.

     In April 1998, American Telecom, exchanged all its outstanding common shares and all of the outstanding shares of its wholly owned subsidiary U.S. Stores with American Telecom, PLC, a publicly traded company in Great Britain. After this transaction, both American Telecom and U.S. Stores became wholly owned subsidiaries of American Telecom, PLC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:


  Report of Independent Certified Public Accountant                                        F-2

Consolidated Financial Statements:

  Consolidated  Balance  Sheets as of March 31, 1998 and  September 30, 1997               F-3
  Consolidated Statements of Operations for the six months ended March 31, 1998
      and the year ended September 30, 1997                                                F-5
  Consolidated Statement of Changes in Stockholders= Equity for the two years
        in the period ended March 31, 1998                                                 F-6

  Consolidated Statements of Cash Flows for the six months ended March 31, 1998
        and the year ended September 30, 1997                                              F-7


  Notes to Financial Statements                                                            F-9

     (b) On March 31, 1998, the Company filed a Form 8-K detailing the March 16, 1998 resignation of Sheikhar Boodram as a Director of the Company. On May 15, 1998, the Company filed a Form 8-K changing the Company's fiscal year end to March 31, 1998.

     (c) The following exhibits designated by an asterisk (*) are to be filed with the Commission via Form SE. The exhibits not designated by an asterisk have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and pursuant to 17 C.F.R. 230.411 and are incorporated by reference herein.

  3.1                      -        Certificate of Incorporation of the Company
  3.2                      -        Amendment to Certificate of Incorporation of the Company, filed in May 1995
  3.3                      -        Second Amendment to Certificate of Incorporation of the Company, filed in June 1995
  3.5                      -        By-Laws of the Company
  3.9                      -        Certificate of Incorporation of U.S. Apparel  Corp.
  4.1                      -        Specimen Common Stock Certificate.
 10.1                      -        The Company Senior Management Incentive Plan.
 10.2                      -        Sublease at 448 West 16th Street, New York, New York
 10.4                      -        Dytex Agreement
 10.5*                     -        Lease for 1410 Broadway, Suite 1602, New York, New York


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS

                     March 31, 1998 and September 30, 1997





                                                                                                          Page


Report of Independent Certified Public Accountant                                                         F-2

Consolidated Financial Statements:

  Consolidated  Balance  Sheets as of March 31, 1998 and  September 30, 1997                              F-3
  Consolidated Statements of Operations for the six months ended March 31, 1998
        and the year ended September 30, 1997                                                             F-5
  Consolidated Statement of Changes in Stockholders= Equity for the two years
        in the period ended March 31, 1998                                                                F-6

  Consolidated Statements of Cash Flows for the six months ended March 31, 1998
        and the year ended September 30, 1997                                                             F-7


  Notes to Financial Statements                                                                           F-9



                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




Board of Directors
Multimedia Concepts International, Inc.


     We have audited the accompanying consolidated balance sheets of Multimedia Concepts International, Inc. as of March 31, 1998 and September 30, 1997, and the related statements of operations, stockholders= equity, and cash flows for the six months ended March 31, 1998 and the year ended September 30, 1997.

     These  financial   statements  are  the  responsibility  of  the  Company=s
management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Concepts International, Inc. at March 31, 1998 and September 30, 1997, and the result of its operations and its cash flows for the six months ended March 31, 1998 and the year ended September 30,1997 in conformity with generally accepted accounting principles.





                                                      JEROME ROSENBERG, CPA,P.C.




Syosset, New York
July 6, 1998

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1998 and September 30, 1997

                                                March 31,     September 30,
                                                 1998             1997

                                ASSETS (Note 10)

CURRENT ASSETS:
 Cash and cash equivalents (Note 3c) ......   $ 1,635,058   $    13,189
 Restricted certificate of deposit (Note 7)       250,000          --
 Accounts receivable ......................       404,288       723,112
 Advances to supplier .....................          --          60,000
 Inventories (Note 3d) ....................     7,929,061        66,662
 Prepaid expenses and other current assets        189,516          --
 Loans and advances-affiliate .............        89,815        89,815
 Loans and advances-officer ...............          --       1,314,596

         Total current assets .............    10,497,738     2,267,374

PROPERTY AND EQUIPMENT-NET(Notes 2f and 9)      2,782,386          --

OTHER ASSETS:
Restricted certificate of deposit (Note (7)     2,000,000          --
Due from affiliate ........................          --       1,276,235
Investment in convertible preferred stock (Note 5)   -        4,221,490
Advances to equity affiliate (Note 1) .....       140,000       140,000
Deposits and other assets (Note 10) .......       330,459            50


         Total assets .....................   $15,750,583   $ 7,905,149

















                 See accompanying notes to financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1998 and September 30, 1997

                                                                                     March 31,           September 30,
                                                                                      1998                 1997
                                                                                     ---------           ------------

                      LIABILITIES AND STOCKHOLDERS= EQUITY

CURRENT LIABILITIES:
 Accounts payable ..............................................................   $  3,593,811         429,283
 Accrued expenses and other current liabilities ................................         53,526          53,526
 Current portion of notes payable (Note 12) ....................................        350,000            --
                                                                                   ------------   ------------
         Total current liabilities .............................................      3,997,337         482,809
                                                                                   ------------   ------------

LONG-TERM LIABILITIES:
Borrowings under financing agreement (Note10) ..................................      5,445,198            --
Note payable, net of current portion (Note 12) .................................      1,500,000            --
Deferred rent liability ........................................................        110,351            --
                                                                                   ------------   ------------
         Total long-term liabilities ...........................................      7,055,549            --
                                                                                   ------------   ------------
         Total liabilities .....................................................     11,052,886         482,809
                                                                                   ------------   ------------

MINORITY INTERESTS IN SUBSIDIARIES .............................................      2,713,709            --
                                                                                   ------------   ------------

COMMITMENTS AND CONTINGENCIES (Notes 7,10,11,13 and 15)

STOCKHOLDERS EQUITY:
   Common stock, $.001 par value; 10,000,000 shares authorized; 3,005,000 shares issued and outstanding at March 31, 1998 and September 30, 1997
      respectively .............................................................          3,005           3,005
  Additional paid-in capital ...................................................     13,102,005      13,102,005
  Retained earnings (Deficit) ..................................................    (11,121,022)     (5,682,670)
                                                                                   ------------   ------------
            Total stockholders' equity .........................................      1,983,988       7,422,340
Total liabilities and stockholders' equity                                         $ 15,750,583    $  7,905,149
                                                                                   ------------    ------------













                 See accompanying notes to financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  Six Months
                                                                   Ended            Year Ended
                                                                   March 31,        September 30,
                                                                    1998            1997
                                                                 ---------          -------

Net sales ......................................................   $ 15,869,731    $  2,054,792
                                                                   ------------    ------------
Cost of sales ..................................................     10,897,966       1,647,563
                                                                   ------------    ------------

Gross profit ...................................................      4,971,765         407,229
Operating expenses:
Operating expenses .............................................      5,272,210         603,275
         Litigation related expenses ( Note 13) ................        583,541            --
         Depreciation and amortization .........................        395,648          18,449
                                                                   ------------    ------------
                  Total operating expenses .....................      6,251,399         621,724
                                                                   ------------    ------------

         Operating (loss) ......................................     (1,279,634)       (214,495)
                                                                   ------------    ------------

         Other income:
                  Interest and other income ....................         12,500         182,161
                                                                   ------------    ------------

                                                                     (1,267,134)        (32,334)
         Other expenses:
                  Loss on investment (Note 5) ..................      4,221,490            --

Interest expense: ( Note 10 )
         Interest and finance charges ..........................         96,256            --
         Amortization of debt issuance costs ...................        288,645            --
                                                                   ------------    ------------
         Total interest expense ................................        384,901            --
                                                                   ------------    ------------

(Loss) before Minority interest ................................   $ (5,873,525)        (32,334)

  Minority interest in net (loss)
    of consolidated subsidiary (Note 6) ........................        435,173            --
                                                                   ------------    ------------

Net (loss) .....................................................   $ (5,438,352)   $    (32,334)
                                                                   ============    ============

(Loss) per basic and diluted common share and share equivalents:
         Net loss before minority interest .....................      $ ( 1.96)        $ ( .01)
         Minority interest in net loss .........................            .15            --
                                                                   ------------    ------------
Net (loss) .....................................................   $      (1.81)       $ ( .01)
                                                                   ============    ============

Weighted average number
  of common shares outstanding .................................      3,005,000         978,805
                                                                   ============    ============





                 See accompanying notes to financial statements

              MULTIMEDIA CONCEPTS INTERNATIONAL, INC. ANDSIDIARIES
             STATEMENT OF CHANGES IN STOCKHOLDERS= (DEFICIT) EQUITY


                For the Period October 1, 1996 to March 31, 1998

                                       Additional   Common Stock   Paid -in     Accumulated
                                       Shares         Amount       Capital      (Deficit)



Balance, Oct 1, 1996 ............      3,005,000   $      3,005   $ 13,102,005   $ (5,650,336)


Net loss for the year ended
 September 30,1997 ..............           --             --             --         (32,334)
                                      ------------   ------------   ------------    ------------

Balance, September 30, 1997 .....      3,005,000   $      3,005   $ 13,102,005   $  (5,682,670)


Net loss for the six months ended
  March 31, 1998 ................           --             --             --        (5,438,352)
                                      ------------   ------------   ------------    ------------

Balance, March 31, 1998 .........      3,005,000   $      3,005   $ 13,102,005   $  (11,121,022)
                                      ============   ============   ============    ============


                 See accompanying notes to financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash


                                                                 Six Months
                                                                    Ended       Year Ended
                                                                  March 31,     September 30,
                                                                     1998          1997
                                                                    -----          ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................   $(5,438,352)   $(32,334)
                                                                    -----------    -----------
Adjustments to reconcile net loss to cash (used)
  provided for operating activities:
  Depreciation and amortization ................................       395,648         18,449
  Loss on abandonment of assets ................................        45,255           --
  Minority interest in net loss of subsidiary ..................     2,713,709           --
Changes in assets and liabilities:
 Decrease in Accounts receivable ...............................       318,824        468,398
 Decrease in advances to supplier ..............................        60,000        (60,000)
(Increase) decrease in Merchandise inventories .................    (7,862,399)       (28,572)
(Increase) decrease in prepaid expenses and other current assets      (189,516)          --
(Increase) decrease in deposits and other assets ...............      (330,409)           (50)
 Increase in accounts payable ..................................     3,164,527        147,911
(Decrease) in accrued expenses and liabilities .................          --           (7,185)
Increase in deferred rent liability ............................       110,351           --
                                                                   -----------    -----------
         Total adjustments .....................................    (1,574,010)       538,951
                                                                   -----------    -----------
         Net cash provided by operating activities .............    (7,012,362)       506,617
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted certificates of deposit .................    (2,250,000)          --
Increase in property and equipment .............................    (3,223,288)          --
Loss on investment .............................................     4,221,490           --
Loans  made and repaid by officer ..............................     1,314,596       (369,455)
                                                                    -----------    -----------
         Net cash (used for) investing activities ..............        62,798       (369,455)
                                                                    -----------    -----------




                 See accompanying notes to financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                     Six Months
                                                       Ended        Year Ended
                                                      March 31,     September 30,
                                                        1998           1997
                                                       -----           ----



CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under financing agreement ........    5,445,198         --
 Loans and advances-affiliates ...................    1,276,235     (595,235)
 Advances to equity investee .....................         --        (20,000)
 Proceeds from notes payable .....................    1,850,000         --
                                                     ----------   ----------
         Net cash provided by investing activities    8,571,433     (615,235)
                                                     ----------   ----------


NET INCREASE (DECREASE) IN CASH ..................    1,621,869     (478,073)
Cash, beginning of period ........................       13,189      491,262
                                                     ----------   ----------
Cash, end of period ..............................   $1,635,058   $   13,189
                                                     ==========   ==========
Supplemental disclosure of cash flow information:
Interest paid ....................................   $  526,875   $     --
Taxes paid .......................................   $      800   $     --



















                 See accompanying notes to financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1- DESCRIPTION OF COMPANY:

     Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was initially formed as a holding company for the purpose of forming an integrated clothing design, manufacturing, and distribution operation. In June 1994, the Company acquired 55% of the outstanding shares of common stock of American Eagle Industries Corp., which had acquired 1 00% of the outstanding shares of Match II, Inc.

     In January 1997, the Company terminated its financing and business relationships with these subsidiaries. Both companies had ceased operating activities in September 1996.

     In January 1997, the Company also terminated all business relationships with Multi Media Publishing Corp., an unconsolidated subsidiary in which the Company had a 34% interest since June 1995. This company during this period had no revenue or operating activities. The Company is seeking the return of certain funds that it had advanced to Multi Media Publishing Corp.

     In January 1997,the Company formed a new wholly-owned subsidiary, U.S. Apparel Corp., which is engaged in the design and manufacture of a line of T-shirts and other tops, predominately for men. U.S. Apparel Corp. began operations in January 1997.

     In January 2, 1998, the Company acquired 3,571,429 shares of the outstanding common stock of United Textiles and Toys Corp. ("United Textiles"), a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these shares at a price of $.28 per share ($.01 above the closing price on December 31, 1997) represented payment for $1,000,000 loaned to United Textiles by the Company. As a result of this transaction, the Company owns 78.5% of the outstanding shares of common stock of United Textiles, effectively making United Textiles, a subsidiary of the Company.

     United Textiles is a company that was engaged in the design, manufacturing and marketing of a variety of lower priced women's dresses, gowns, and separates for special occasions and formal events.

     United Textiles owns 59.1% of the outstanding common shares of Play Co Toys and Entertainment Corp. a company that sells toys and educational games primarily on a retail basis.

     In  March  1998,  United  Textiles  having  sustained   continuous  losses,
discontinued operating activities.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2- BASIS OF PRESENTATION:

     In December, 1997, the Company's Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st. Accordingly, the accompanying consolidated financial statements as of March 31, 1998 reflect the results of operations for the six months ended March 31, 1998. The financial statements for the year ended September 30, 1997, have not been restated to reflect the acquisition of United Textiles.

Note 3-                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  a.  Principles of Consolidation:

     The consolidated financial statements include the accounts of Multimedia Concepts Intentional, Inc. and its subsidiaries, U.S. Apparel Corp. and United Textiles & Toys Corp. and its subsidiary Play Co. Toys and Entertainment Corp. All material intercompany balances and transactions have been eliminated in consolidation.

                  b. Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

                  c. Concentration of Credit Risk:

     Financial   instruments   that   potentially   subject   the   Company   to
concentrations of credit risk consist primarily of cash and accounts receivable.

     The Company maintains at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institutions and believes the Company's risk is negligible. Concentrations with regard to accounts receivable are limited due to the Company's large customer base.

                  d. Merchandise Inventories:

     Merchandise inventories are stated at the lower of cost (first-in, first-out method- "FIFO") or market.

                  e. Fair value of Financial Instruments:

                  The carrying amount of the Company's financial instruments, consisting of accounts receivable, accounts payable, and borrowings approximate their fair value.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

                  f. Fixed Assets and Depreciation:

     Property and equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives (3-15 years) of the related assets. Leasehold improvements are amortized over the lesser of the related lease terms or the estimated useful lives of the improvements. Maintenance and repairs are charged to operations as incurred.

                  g.  Statements of Cash Flows:

     For purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                  h. Revenue Recognition:

     The Company and its subsidiaries recognize revenue upon shipment of finished goods to customers. All sales are based pursuant to firm contracts, with no title to merchandise passing at shipping. Sales returns and discounts are reflected in net sales and historically have not been significant.

                  i. Income Taxes:

     The Company accounts for income taxes in accordance with Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred income taxes are recognized based upon the differences between financial statement and income tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce the deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities, including the effect of change in the valuation allowance, if any.

                  j. Net Loss Per Share:

     During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which requires the disclosure of "basic" and "diluted"  earnings  (loss) per share.  Basic earnings
(loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that
would  result  from  the  exercise  of  stock   options  or  other   convertible
instruments.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLCIES: (continued)

                  k. Store Openings and Closing Costs:

     Costs incurred by Play Co. to open a new retail location such as advertising, training expenses, and salaries of newly hired employees are generally expensed as incurred and improvements to leased facilities are capitalized. Upon permanently closing a retail location, the costs to relocate fixtures, terminate employees, and other related costs are expensed as incurred. In addition, the unamortized balance of any abandoned leasehold improvements are expensed.

                  l.  Impairment of Long-Lived Assets:

     SFAS No. 12 1, Accounting for the Impairment of long-lived Assets and long-lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS No. 121 effective April 1, 1997. There was no impact of such adoption on the Company's financial condition and results of operations.

                  m. Stock-Based Compensation:

     SFAS No. 123, Accounting for Stock-Based Compensation, established financial accounting and reporting standards for stock-based employee compensation plans and certain other transactions involving the issuance of stock. The Company adopted the disclosure requirements of SFAS No. 123 for stock-based employee compensation effective April 1, 1996. However, the Company continues to use the intrinsic value method for recording compensation expenses as prescribed by Accounting Principles Board Opinion (APB) No. 125, Accounting for Stock Issued to Employees. The fair value method prescribed by SFAS No. 123 is used to record stock-based compensation to non-employees.

                  n. Effect of New Accounting Pronouncements:

     In June 1997, the FASB issued SFAS No. 13 1, Disclosure About Segments of an Enterprise and Related Information. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in the fiscal year 1999. Management does not expect this statement to significantly impact the Company's financial statements.

     In April 1998, the American Institute of Certified Public Accountant's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of start Up Activities. The SOP, which is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged, requires entities to expense start-up and organization costs for establishing new operations. Management does not expect this statement to significantly impact the Company's financial statements. MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4- INVESTMENT BY U.S. STORES CORP.:

     On January 20, 1998, U.S. Stores Corp. ("U.S. Stores") acquired 1,465,000 shares of the Company's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and Director of U.S. Stores. After this transaction, U.S. Stores held an Aggregate of 1,868,000 shares of the Company's common stock or 63% of the outstanding shares, effectively making Multimedia a subsidiary of U.S. Stores.

     On February 28, 1998, American Telecom Corporation ("American Telecom") acquired 100% of the outstanding common shares of U.S. Stores Corp. American Telecom was incorporated on July 11, 1997. The Company's President is also President and Director of U.S. Stores. After this transaction, American Telecom effectively obtained beneficial vesting control of the Company and its subsidiaries.


Note 5- INVESTMENT IN PREFERRED STOCK:

     The Company had reflected its investment in convertible preferred stock in accordance with Statement of Financial Standards No. 115- Accounting for Certain Investments in Debt and equity Securities. This standard requires that certain debt and equity securities be adjusted to fair value at the end of each accounting period. Unrealized gains or losses for securities treated as available for sale securities are to be charged or credited to a separate component of shareholders' equity. As of March 31, 1998, the Company determined that the decline in the value of its investment in preferred stock was other than temporary, and accordingly, wrote down the cost basis of this security to zero. The write down of $4,221,490 was recorded as a realized loss on available for sale securities in the accompanying consolidated statement of operations for the six months ended March 31, 1998.

     In connection with an employment agreement entered into with an executive officer in May 1996, the Company granted an option to acquire 2,900,000 common stock purchase warrants at a price of $2.50 per warrant (market value), payable either in cash or other securities. Since the warrants were issued at market value, no compensation was reflected. As of May 1996, the officer had purchased these warrants with payment being made throughout the transfer of 528,000 shares of convertible preferred stock in Play Co Toys & Entertainment Corp. The Company had valued this preferred stock at $6,917,717, the deemed fair value at the time of the transfer, based upon such factors as dilution, lack of marketability, etc. The Company had previously written down these securities to $4,221,490, its deemed market value.


Note 6- MINORITY INTEREST IN SUBSIDIARIES:

     The Company owns a majority interest (78.5%) in United Textiles, which in turn owns a majority interest (59.1%) in Play Co. The minority interest liability represents the minority shareholders' portion (21.5%) of United Textiles equity at March 31, 1998.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7- RESTRICTED CERTIFICATE OF DEPOSIT:

     At March 31, 1998, Play Co. has two certificates of deposit which are restricted as to their nature. The first, in the amount of $2,000,000 represents collateral against a letter of credit securing the FINOVA Financing (Note 10) and is classified as a non-current asset, as the funds in the certificate of deposit will remain restricted until the letter of credit expires or is released by FINOVA Capital Corporation. The second, in the amount of $250,000, is collateral for a facility for letters of credit.


Note 8-           WORKING CAPITAL GUARANTEE OF MAJORITY SHAREHOLDER:

     For the years ended March 31, 1998 and 1997, the Play Co. reflected net losses of $2,054,470 and $3,584,881 respectively, which amounts include minority shareholders' pro-rata share. United Textiles has also reflected substantial losses, which reflects the Board of Directors' decision to cease operating activities.

     The individual, beneficial, majority shareholder of the Company has represented his intent and ability to provide additional working capital to United Textiles and its subsidiary, should such be necessary.


Note 9- FIXED ASSETS:


                               Fixed assets consisted of the following:
                                                        March 31,         September 30,
                                                          1998                1997
Furniture, fixtures and equipment ....................   $ 4,260,738    $    29,844
Leasehold improvements ...............................     1,551,760           --
Signs ................................................       317,363           --
Vehicles .............................................       104,912           --
                                                         -----------   -----------
                                                           6,234,773        29,844
       Less: Accumulated depreciation and amortization    (3,452,387)    (  29,844)
                                                         -----------   -----------
                                                         $ 2,782,386   $      --


     The reported amounts for March 31, 1998 include the consolidated fixed assets of United Textiles and Play Co.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10- FINANCING AGREEMENTS:

     On February 7, 1996, Play Co. borrowed, under an agreement with Congress Financial Corporation (Western) (the "Congress Financing"), approximately $2,243,000, the proceeds of which were used to repay the then outstanding borrowings under a bank line of credit agreement. The Congress Financing provided for maximum borrowings up to $7,000,000 based upon a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bore interest at 1.5% above the prime rate, as defined.

     In connection with the Congress Financing, and the previous bank line of credit agreement, European American Capital Corp. ("EACC"), an affiliate, provided a $2,000,000 letter of credit for collateral. As compensation to EACC, the Play Co. granted EACC options to acquire shares of common stock, the value of such options estimated at $224,000 by Play Co.; and options to acquire additional shares of common stock and shares of Play Co.'s Series E preferred stock, the value of these options estimated at $234,000 by Play Co. The aggregate $458,000 was initially included in other assets, as debt issuance costs, and additional paid-in capital. The option values were amortized into interest expense through the February 1, 1998 maturity of the Congress Financing, resulting in aggregate interest charges of $196,849 and $214,743 for the years ended March 31, 1998 and 1997 respectively. No options to acquire shares of common stock were exercised before the termination of the exercise period.

     The exercise of options to acquire shares of Series E preferred stock by EACC, before the options terminated in December 1997 upon consummation by Play. Co.'s Series E Preferred Stock offering.

     In March 1997, the Congress Financing was amended to provide or, among other things, increased borrowing ratios and an additional $1,000,000 letter of credit as collateral from EACC. Thereafter, the Congress Financing was collateralized by an aggregate $3,000,000 in letters of credit through its maturity on February 1, 1998.

     On February 3, 1998, Play Co. borrowed, under an agreement with FINOVA Capital Corporation (the "FINOVA financing") $4,866,324, the proceeds of which were used primarily to repay the then outstanding borrowings under the Congress Financing, and to pay fees related to the FINOVA Financing. The FINOVA Financing provides for maximum borrowings up to $7,100,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1. 5% above the prime rate, as defined (the prime rate at March 31, 1998 was 8.5%). The agreement matures on August 3, 2000 and can be renewed for one additional year at the lender's option.

     Total fees related to the FINOVA Financing aggregated $272,000 and are being amortized over the 30-month term of the agreement. The unamortized portion of these debt issuance costs, $330,409 is included in "deposits and other assets" at March 31, 1998.

     The FINOVA Financing includes a financial covenant requiring Play Co. to maintain, at all times, net worth, as defined, of $750,000. At March 31, 1998, Play Co. was in compliance with this financial covenant.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10- FINANCING AGREEMENTS: (continued)

     The FINOVA Financing is guaranteed by the Company and is secured by substantially all of the assets of Play Co. and $3,000,000 in letters of credit. Of the $3,000,000 in letters of credit, $2,000,000 is collateralized by amounts held in a restricted certificate of deposit (Note 7). The remaining $ 1,000,000 letter of credit, has been provided by the Company.


Note 11- ASSET PURCHASE AGREEMENT:

     On January 16, 1997, the Board of Directors of Play Co. approved the purchase of the assets and assumption of certain existing liabilities of Toys Intentional. Toys Intentional is a high-end retailer of toys which operated three mall locations in Southern California. As part of the purchase agreement, Play Co. obtained the rights to the Toys Intentional and Tutti Animali operating name trademarks and also assumed the existing leases at the three locations. The total purchase price was $1,024,184 which consisted mainly of inventory and certain prepaid expenses and deposits. The purchase price was paid in the form of a cash payment of $759,184 in January 1997 and the execution of two promissory notes aggregating $265,000 (Note 12).


Note 12- NOTES PAYABLE:

                                                                                             March 31,             March 31,
                                                                                                1998                 1997
                           Note payable to ABC Fund, Ltd., an affiliate,
                           bearing interest at 5% per annum, principal
                           due on August 15, 2000, accrued interest due
                           on May 10, 1998, and quarterly until debt paid
                           in full or converted                                            $1,500,000

                           Note payable to Breaking Waves, Inc. , an
                           affiliate, bearing interest at 15% per annum,
                           payable in ten monthly installments of $25,000
                           plus accrued interest through maturity on
                           December 31, 1998.  Note is subordinate
                           to the FINOVA Financing (Note 10)                                 250,000

                           Note payable to stockholder of Toys Intentional,
                           non-interest bearing, guaranteed by the Company,
                           payable in quarterly installments of $25,000
                           through maturity, on January 6, 1999.
                           Note is subordinate to FINOVA Financing
                           (Note 10)                                                          100,000             200,000


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             March 31,             March 31,
                                                                                                1998                 1997


Note 12- NOTES PAYABLE: (continued)
                           Note payable to stockholder of Toys Intentional,
                           non-interest bearing, guaranteed by the Company,
                           payable in five installments ranging from $11,667
                           to $15,000 through maturity, on June 16, 1997                        -                     41,666

                           Total notes payable                                                1,850,000              241,666
                           Less: current portion                                               (350,000)            (141,666)
                                                                                               ---------             ---------
                           Long-term portion                                                 $1,500,000             $100,000
                                                                                              ==========             ========

Note 13- CLOSURE OF RETAIL STORES-LITIGATION:

     During the year ended March 31, 1998, Play Co. closed, and ultimately vacated, five retail locations prior to the end of their lease terms. As a result, four of the five landlords filed lawsuits against Play Co. to collect unpaid rent as well as rental obligations remaining under the terms of the respective leases.

     Subsequent to the filing of actions by the landlords and through May 1998, Play Co., with the assistance of outside counsel, reached settlement agreements with the various landlords. These settlements aggregated $469,600.

     The statement of operations for the year ended March 31, 1998 includes $583,541 of "litigation related expenses" which comprise the settlement costs on the aforementioned leases, legal fees associated with the negotiations, and monthly rentals for the locations since vacating the premises.

     Play Co. currently has one remaining landlord/tenant matter which has yet to be resolved. Play Co.'s management expects this matter to be resolved without further material effects on the financial statements.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14- INCOME TAXES:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                                     March 31,                        September 30,
                                                                                          1998                           1997
                                                                                        ------                         ------------
                           Inventories                                                  $(227,696)                         $(500)
                           AMT tax credits                                                  (23,260)                        (-)
                           Accrued expenses                                                 (24,534)                        (400)
                                                                                            --------                         -----
                           Current portion of net deferred
                           income tax (assets) liabilities                                 (275,490)                        (900)
                                                                                           ---------                         -----
                           Depreciation and amortization                                    (26,974)                        (100)
                           Loss on disposal of assets                                        25,926                           -
                           Net operating loss carryforwards                              (3,877,473)                    (1,011,785)
                           Deferred rent liability                                          (43,891)                          -
                           Income taxes                                                         508                           -
                                                                                          ------------                     --------
                           Long-term portion of net deferred
                           income tax (assets) liabilities                               (3,921,904)                   (1,011,875)
                                                                                          -----------                    -----------

                           Total net deferred income tax
                           (assets) liabilities                                          (4,197,394)                   (1,012,775)
                                                                                          -----------                    -----------
                           Valuation allowance                                            4,197,394                     1,012,775
                                                                                          ---------                        ---------
                           Net deferred income taxes                                     $      -                      $        -
                                                                                          ===========                   ============

     At March 31, 1998, a 100% valuation allowance has been provided on the net deferred income tax assets since the Company cannot determine that it is "more likely than not" to be realized.

     The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:

                                                                                        March 31,
                                                                                          1998
                           Federal statutory income tax (benefit) rate                    (34.0)%
                           State income taxes, net of federal benefit                       0.1
                           Change in valuation allowance                                   33.9
                                                                                           ----

                           Effective income tax rate                                          - %

     At March 31, 1998, the Company has net operating loss (NOL) carry forwards of approximately $1,000,000 for federal purposes and approximately $800,000 for state purposes. The federal and state NOLs are available to offset future taxable income and expire at various dates through September 30, 2015.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14- INCOME TAXES: (continued)

     A portion of the NOLs described above are subject to provisions of the Internal Revenue Code, Section 382, which limits use of net operating loss carryforwards when changes in ownership of more than 50% occur during a three year testing period.


Note 15- COMMITMENTS AND CONTINGENCIES:

                  Operating Leases

     The Company until March 31, 1998 occupied space at 448 West 16th Street, New York, NY, where it maintained its administrative offices, showroom, factory and warehouse. It vacated these premises and relocated to 141 0 Broadway, New York, NY where it occupies office space with United Textiles and U.S. Apparel Corp. U.S. Apparel Corp. is the prime tenant on the lease and has allowed the Company to occupy space on a rent free basis.

     The lease which was signed on April 21, 1998 provides for annual lease payments of $88,400 under this noncancellable lease. The lease term is from May 15, 1998 through October 31, 2001. Actual lease payments do not begin until July 1998.

     Play Co. leases its retail store properties under noncancelable operating lease agreements which expire through October 2007 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten year periods.

     Certain store leases also require the payment of property taxes, normal maintenance, and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

     During the years ended March 31, 1998 and 1997, Play Co. incurred rental expense under all operating leases of $3,112,822 and $2,681,728, respectively. Contingent rent expense was insignificant during the years ended March 31, 1998 and 1997.

     During the year ended March 31, 1997, Play Co. subleased portions of its warehouse building and a portion of one of its retail locations under noncancelable operating leases. Sub lease income for the year ended March 31, 1997 was $93,822.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15- COMMITMENTS AND CONTINGENCIES: (continued)


     At March 31, 1998, the Aggregate future minimum lease payments due under these noncancelable leases are as follows:

                    Year Ending
                    March 31,      Amount

                        1999   $ 2,541,123
                        2000     2,583,314
                        2001     2,103,669
                        2002     1,788,302
                        2003     1,665,152
Thereafter                       3,919,531
                               -----------
Total minimum lease payments   $14,601,091
                               ===========

                  Termination of Warehouse Lease

     In April 1997, Play Co. negotiated a settlement with a landlord for an excess warehouse facility, whereby Play Co. was released from the lease obligation for a settlement of $60,000. This early lease termination will result in annual savings of approximately $235,000 based on the original scheduled lease term through April 2000.

                  Convertible Debt Agreement

     As discussed in Note 12, Play Co. has a $1.5 million note payable to ABC Fund, an affiliate. Prior to the August 15, 2000 maturity date, the note payable is convertible into the common stock of a subsidiary of Play Co. ABC Fund may. At its option, convert all or a portion of the note and accrued unpaid interest thereon into up to 25% of the common stock of the subsidiary at an exercise price equal to the net book value of the subsidiary's shares.

                  Dependence on Suppliers

     For the year ended March 31, 1998, United Textiles ceased manufacturing activities. United Textiles had disposed of all remaining inventory.

     The Company's sales through its subsidiary, U.S. Apparel are generated from short-term purchase orders from customers who place orders on an as needed basis. The Company typically manufactures its products upon receipt of orders from customers and delivers finished goods within four weeks of receipt of an order. The Company generally manufactures 10% more goods than is needed in anticipation of reorders from customers.

     The Company has been able to purchase raw materials from a variety of suppliers.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15- COMMITMENTS AND CONTINGENCIES: (continued)

     Approximately thirty -One percent (31%) of Play Co.'s inventory purchases are made directly from five (5) manufacturers. Play Co. typically purchases products from it suppliers on credit arrangements provided by the manufacturers. The termination of a credit line or the loss of a major supplier or the deterioration of Play Co.'s relationship with a major supplier could have a material adverse effect on Play Co.'s business.

                  Seasonality

     Play Co.'s business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December.
Accordingly, in order for Play Co. to operate, it must obtain substantial short-term borrowings from lenders and its suppliers during the first three quarters of each fiscal year to purchase inventory and for operating expenditures. Historically, Play Co. has been able to obtain such credit arrangements and substantially repay the amounts borrowed from suppliers and reduce outstanding borrowings from its lender during the fourth quarter of its fiscal year.


Note 15- RELATED PARTY TRANSACTIONS:

                  Office and warehouse lease

     Play Co. leases an office and warehouse building from a partnership of which one of the partners is a Company officer, stockholder and director. Rent expense under this lease for the years ended March 31, 1998 and 1997 totaled $247,289 and $227,546, respectively. The lease expires in April 2000.

                  Sub-Lease

     During the year ended March 31, 1997, sub-lease rental income included $54,422 from an entity in which stockholders and employees of Play Co. have an ownership interest. Sub-lease income was insignificant for the year ended March 31, 1998.

                  Consulting Agreement

     In January 1997, Play Co. entered into a consulting agreement with the stockholder of Toys Intentional as part of the purchase agreement with Toys Intentional. The term of the agreement commenced on January 16, 1997, expired on April 16, 1997 and called for three monthly payments of $ 10,000 each. As a result, the expenses related to the agreement totaled $23,334 and $6,666 for the years ended March 31, 1998 and 1997, respectively.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 15- RELATED PARTY TRANSACTIONS: (continued)
                  Consulting Fees

     Play Co. made payments aggregating $25,000 and $7,000 to the Chairman of the Board of Directors for various consulting services during the years ended March 31, 1998 and 1997, respectively.

                  Commitment of Financing

     The individual, beneficial majority stockholder of the Company, in a letter dated May 15, 1998, has represented his intent and ability to provide additional working capital to Play Co., should such be necessary, through September 1999.


Note 16- YEAR 2000:

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurance that another equity's failure to ensure year 2000 capability would not have an adverse effect on Company and its subsidiary, Play Co.


Note 17- SUBSEQUENT EVENTS:

     In April 1998, American Telecom in a transaction in which shares were exchanged, exchanged all of its outstanding common shares with American Telecom, PLC, a publicly traded company in Great Britain. After this transaction, American Telecom effectively became a subsidiary of American Telecom PLC. Additionally, as part of this transaction, American Telecom, PLC acquired 100% of the outstanding common shares of U.S. Stores, thereby effectively making U.S. Stores a direct subsidiary of American Telecom, PLC.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this report to be signed on its behalf, thereunto duly authorized as of the 15th day of September, 1998.


MULTIMEDIA CONCEPTS INTERNATIONAL, INC.


By: /s/ Ilan Arbel
Ilan Arbel, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ilan Arbel                                                President and Director                               9/15/98
Ilan Arbel                                                                                                         Date

/s/ Rivka Arbel                                               Director                                             9/15/98
Rivka Arbel                                                                                                        Date

/s/ Yair Arbel                                                Director                                             9/15/98
Yair Arbel                                                                                                         Date
