Form 10QSB
period 1998-06-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1998-10-06
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                            13-3835325
        (State or other jurisdiction of Incorporation                       (I.R.S. Employer Identification No.)
        or Organization No.)

               1410 Broadway, Suite 1602, New York, New York 10018
                    (Address of Principal Executive Offices)

                                 (212) 391-1111
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
              (Former name, former address, and former fiscal year,
                         if changed since last report)



     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares of each of the issuer=s classes of common equity outstanding as of the latest practicable date: Common Stock, $.001 per share:
3,005,000 shares outstanding as of August 31, 1998.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                                    CONTENTS




                                                                                                         Page
                                                                                                        Number
PART 1- FINANCIAL INFORMATION

         ITEM 1- FINANCIAL STATEMENTS
         Consolidated balance Sheets as of  June 30, 1998 (Unaudited)
           and March 31, 1998                                                                           3

         Consolidated statements of Operations (Unaudited)  for the three
           months ended June 30, 1998 and June 30, 1997                                                 4

         Consolidated statements of Cash Flows (Unaudited) for the three
          months ended June 30, 1998 and June 30, 1997                                                  5

         Notes to Financial Statements (Unaudited)                                                      6


         ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                                                             9


PART II- OTHER INFORMATION                                                                              12

Signatures                                                                                              13


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of June 30, 1998 and March 31, 1998

                                                                June 30,        March 31,
                                                                  1998            1998
                                                               (Unaudited)      (Note 1)
                                     ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents ..............................   $  1,689,040    $  1,635,058
  Restricted certificate of deposit ......................        250,000         250,000
  Accounts receivable ....................................        348,873         404,288
  Inventories ............................................      9,402,294       7,929,061
  Prepaid expenses and other current assets ..............        166,744         189,516
  Loans and advances-affiliate ...........................         89,815          89,815
                                                             ------------    ------------
         Total current assets ............................     11,946,766      10,497,738
                                                             ------------    ------------

PROPERTY AND EQUIPMENT-NET ...............................      3,044,688       2,782,386
                                                             ------------    ------------

OTHER ASSETS:
 Restricted certificate of deposit .......................      2,000,000       2,000,000
 Advances to equity investee .............................        140,000         140,000
 Due from affiliates .....................................         90,000            --
 Deposits and other assets ...............................        181,869         330,459
                                                             ------------    ------------
                                                                2,411,869       2,470,459
                                                             ------------    ------------
         Total assets ....................................   $ 17,403,323    $ 15,750,583
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable ........................................   $  5,539,382    $  3,593,811
 Accrued expenses and other liabilities ..................        284,064          53,526
 Current portion of notes payable ........................        262,293         350,000
                                                             ------------    ------------
                  Total current liabilities ..............      6,085,739       3,997,337
                                                             ------------    ------------
LONG-TERM LIABILITIES:
 Borrowings under financing agreement ....................      6,521,695       5,445,198
 Note payable, net of current portion ....................         71,541         500,000
 Deferred rent liability .................................        114,903         110,351
                                                             ------------    ------------
         Total long-term liabilities .....................      6,708,139       7,055,549
         Total liabilities ...............................     12,793,878      11,052,886
 MINORITY INTEREST IN SUBSIDIARIES (Note 3) ..............      2,814,046       2,713,709
                                                             ------------    ------------
STOCKHOLDERS= EQUITY:
   Common stock, $.001 par value; 10,000,000
     shares authorized, 3,005,000 shares issued
   and outstanding .......................................          3,005           3,005
  Additional paid-in capital .............................     13,102,005      13,102,005
 Retained earnings (Deficit) .............................    (11,309,611)    (11,121,022)
                                                             ------------    ------------
                                                                1,795,399       1,983,988
                                                             ------------    ------------
         Total liabilities and stockholders' equity ......   $ 17,403,323    $ 15,750,583
                                                             ============    ============

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended
                                                         June 30,     June 30,
                                                          1998          1997
                                                          -----         -----


REVENUES, net sales ................................   $ 7,319,749    $ 1,041,435
                                                       -----------       --------

COSTS AND EXPENSES:
 Cost of sales .....................................     4,404,422        757,886
 Operating expenses ................................     2,751,073        126,329
 Depreciation and amortization .....................       188,652           --
                                                       -----------       --------
         Total operating expenses ..................     7,344,147        884,215
                                                       -----------       --------
OPERATING INCOME (LOSS) ............................       (24,398)       157,220
                                                       -----------       --------
OTHER INCOME
 Interest income ...................................        12,500            654
                                                       -----------       --------

INTEREST EXPENSE:
  Interest and finance charges .....................       138,452           --
  Amortization of debt issuance costs ..............        27,200           --
  Total interest expense                                   165,652           --
                                                       -----------       --------
INCOME (LOSS) BEFORE
  MINORITY INTERESTS ...............................      (177,550)       157,874
   Minority interests (Note 3) .....................       100,337           --
                                                       -----------       --------

NET INCOME (LOSS) ..................................    $ ( 77,213)      $157,874
                                                       ===========       ========

Basic and Diluted income and (loss) per common
  share before minority interests ..................    $     (.06)      $    .05
Minority interests in net income (loss) of
  consolidated subsidiaries ........................           .03             --
                                                       -----------       --------

Basic and Diluted income (loss) per common share ...    $     (.03)      $    .05
                                                       ===========       ========

Weighted average number of common shares outstanding     3,005,000      3,005,000
                                                       ===========       ========

     The accompanying notes are an integral part of these consolidated financial statements

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                  Three Months Ended
                                                                   June 30,       June 30,
                                                                    1998            1997
                                                                    -----          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...........................................   $  (177,550)   $   157,784
                                                                 -----------    -----------
Adjustments to reconcile net loss to cash (used)
  provided for operating activities:
  Depreciation and amortization .............................       188,652          1,500
  Deferred rent .............................................         4,552           --
  Minority interests in net losses of subsidiaries ..........       100,337           --
Changes in assets and liabilities:
Decrease in Accounts receivable .............................        55,415        145,363
 (Increase) in Merchandise inventories                           (1,473,323)      (581,272)
 Decrease in prepaid expenses and other current assets ......        22,772           --
Decrease in deposits and other assets .......................       148,680            (50)
Increase in accounts payable ................................     1,945,571        187,570
Increase in accrued expenses and other liabilities ..........       230,538         17,385
                                                                -----------    -----------
         Total adjustments ..................................     1,223,194       (229,504)
                                                                -----------    -----------
         Net cash provided by operating activities ..........     1,045,644        (71,720)
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment .........................      (461,993)          --
                                                                 -----------    -----------
         Net cash provided by( used for) investing activities      (461,993)          --
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under financing agreement of subsidiary .....     1,076,497           --
 Repayment of notes payable of subsidiary ...................    (1,516,166)          --
 Loans receivable-officer ...................................          --          (83,172)
 Loans received from (repaid to) affiliate ..................       (90,000)      (162,000)
                                                                 -----------    -----------
         Net cash provided by (used for) financing activities      (529,669)      (245,172)
                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH .............................        53,982       (316,892)
Cash, beginning of period ...................................     1,635,058        591,577
                                                                -----------    -----------
Cash, end of period .........................................   $ 1,689,040    $   274,685
                                                                ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid ...............................................   $   165,652    $      --
Taxes paid ..................................................   $      --      $      --

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 Note 1-          BASIS OF PRESENTATION:

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended June 30, 1998, and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the six months ended March 31, 1998, as filed with the Securities and Exchange Commission.

                  In December, 1997, the Company's Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st. The financial statements for the three months ended June 30, 1997 have not been restated to reflect the acquisition of United Textiles & Toys Corp.

 Note 2-          DESCRIPTION OF COMPANY:

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIAIRIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3-                    MINORITY INTERESTS:

     The Company owns a majority interest (78.5%) in United Textiles, which in turn owns a majority interest (59.1%) in Play Co. The minority interest liability represents the minority shareholders' portion (21.5%) of United Textiles equity and (40.9%) of Play Co.'s equity at June 30, 1998.

Note 4-                    INVESTMENT BY U.S. STORES CORP.:

     On January 20, 1998, U.S. Stores Corp. (AU.S. Stores@) acquired 1,465,000 shares of the Company's Common Stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of the Company's Common Stock, or 63% of the outstanding shares, effectively making the Company a subsidiary of U.S. Stores.

     On February 28, 1998, American Telecom Corporation (AAmerican Telecom@) acquired 100% of the outstanding common shares of U.S. Stores. American Telecom was incorporated on July 11, 1997. The Company's President is also President and Director of U.S. Stores. After this transaction, American Telecom effectively obtained beneficial control of the Company and its subsidiaries.

     In April 1998, American Telecom in a transaction in which shares were exchanged, exchanged all of its outstanding common shares with American Telecom, PLC, a publicly traded company in Great Britain. After this transaction, American Telecom effectively became a subsidiary of American Telecom, PLC. Additionally, as part of this transaction, American Telecom, PLC acquired 100% of the outstanding common shares of U.S. Stores, thereby effectively making U.S. Stores a direct subsidiary of American Telecom, PLC.

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

     Three months ended June 30, 1998 compared to the three months ended June 30, 1997:

     Consolidated sales for the three months ended June 30, 1998 were $7,319,749. The consolidated sales for the three months ended June 30, 1998 include sales of Play Co. in the amount of $6,357,395, and sales reported by U.S. Apparel amounting to $961,040.

     Consolidated cost of sales for the three months ended June 30, 1998 were $4,404,422, or 60.2%, of sales. The component breakdown of this category was as follows:

                           U.S. Apparel              $  698,090
                           Play Co.                   3,706,331

     Consolidated operating expenses were $2,751,073, or 37.6%, of sales for the three months ended June 30, 1998.

     Consolidated depreciation and amortization expense in the three months ended June 30, 1998 was $188,652.

     Consolidated interest expense amounted to $165,652 for the three months ended June 30, 1998.

     For the three months ended June 30, 1998, subsequent to the adjustment for the minority interest in the net losses of subsidiaries, the Company reported a consolidated net loss of $77,213, or $.03 per common share.

     Liquidity and Capital Resources

     At June 30,  1998,  the  Company  reported  cash and  cash  equivalents  of
$1,689,040,   working  capital  of  $5,861,027  and   stockholders'   equity  of
$1,795,399.

     At March 31,  1998,  the  Company  reported  cash and cash  equivalents  of
$1,635,058,   working  capital  of  $6,500,401  and   stockholders'   equity  of
$1,983,988.

     The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans. There can be no assurance that the Company or any of its subsidiaries will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the three months ended June 30, 1998, operating activities provided funds in the amount of $1,045,644. The Company's consolidated net loss was $177,550, before adjustment for the minority interest in the net losses of subsidiaries.

     The Company used $461,993 in investing activities in the three months ended June 30, 1998, primarily as a result of the Company's Play Co. subsidiary purchasing property and equipment in relation to new store openings.

     The Company used $529,669 in financing activities.

     As a result of these activities, the Company reported a consolidated increase in cash of $53,982.

     Year 2000

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer computer systems.

     However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurance that another equity's failure to ensure year 2000 capability would not have an adverse effect on the Company.

     Trends affecting liquidity, capital resources and operations

     As a result of its planned merchandise mix change to emphasize specialty and educational toys, Play Co. enjoyed significant sales and gross profits in the three months ended June 30, 1998.

     Play Co.'s current sales efforts focus primarily on a defined geographic segment consisting of the southern California area and the southwestern United States. Its future financial performance will depend upon (i) continued demand for toys and hobby items and management's ability to adapt to continuously changing customer preferences and the market for such items, (ii) on general economic conditions within Play Co.'s geographic area, as same may be expanded,
(iii) Play Co.'s ability to choose locations for new stores, (iv) Play Co.'s ability to purchase products at favorable prices and on favorable terms, and (v) the effects of increased competition.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores and other toy retailers, including Toys 'R' Us, Kay Bee Toy Stores, Wal-Mart and K-Mart. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy and Noodle Kidoodle. There can be no assurance that Play Co.'s business strategy will enable it to compete effectively in the toy industry or that Play Co. will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

     U.S. Apparel's sales are generated from short-term purchase orders from customers who place orders on as-needed basis. U.S. Apparel typically manufactures its products upon receipts of orders from customers and delivers finished goods within four weeks of receipt of an order. U.S. Apparel generally manufactures 10% more goods than is ordered by customers in anticipation of reorders from customers.

     U.S. Apparel has been able to purchase raw materials from a variety of suppliers.

     Inflation and seasonality

     The impact of inflation on the Company's results of operations has not been significant. Each subsidiary attempts to pass on increased costs by increasing product prices over time.

     Play Co.'s operations are highly seasonal with approximately 3-40% of its net sales falling within Play Co.'s third quarter, which coincides with the Christmas selling season. Play Co. intends to open stores throughout the year, but generally before the Christmas selling season. Play Co. intends to open stores throughout the year, but generally before the Christmas selling season, which will make Play Co.'s third quarter sales an even greater percentage of the total year's sales.

     U.S. Apparel's operations are generally not seasonal and are generally spread throughout the year.

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

Dated:        September 17, 1998

Multimedia Concepts International, Inc.
(Registrant)


\s\ Ilan Arbel
Ilan Arbel
President


\s\ Allean Goode
Allean Goode
Treasurer