Form 10QSB
period 1998-09-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1998-12-21
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares of each of the issuer?s classes of common equity outstanding as of the latest practicable date: Common Stock, $.001 per share:
3,005,000 shares outstanding as of December 10, 1998.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION                                                                            Page Number

Item 1.              FINANCIAL STATEMENTS

                     Consolidated balance sheets as of  September 30, 1998 (unaudited)                                          2
                     and March 31, 1998.

                     Consolidated statements of operations (unaudited) for the six months ended
                     September 30, 1998 and September 30, 1997.                                                                 3

                     Condensed statements of cash flows (unaudited) for the six-months ended
                     September 30, 1998 and September 30, 1997.                                                                 4

                     Notes to condensed financial statements                                                                    5

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   7-11

PART II.             OTHER INFORMATION                                                                                         12

Item 1.              LEGAL PROCEEDINGS

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 12

Item 3.              DEFAULTS UPON SENIOR SECURITIES                                                                           12

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       12

Item 5.              OTHER INFORMATION                                                                                         12

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K                                                                          12

                     Signatures                                                                                                13

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1998 and March 31, 1998


                                                                                     Sept. 30,           March 31,
                                                                                       1998                1998
                                                                                   (Unaudited)           (Note 1)
                                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents .......................................................   $  1,559,661    $  1,635,058
Accounts receivable .............................................................        538,502         404,288
Inventories .....................................................................     12,279,130       7,929,061
Prepaid expenses and other current assets
                                                                                         939,759         189,516
Loans and advances-affiliate ....................................................         89,815          89,815
                                                                                    ------------    ------------
          Total current assets ..................................................     15,406,867      10,247,738
                                                                                    ------------    ------------

PROPERTY AND EQUIPMENT-NET ......................................................      3,560,642       2,782,386
                                                                                    ------------    ------------


OTHER ASSETS:
Advances to equity investee .....................................................        140,000         140,000
Deposits and other assets .......................................................      2,512,040       2,580,459
                                                                                    ------------    ------------
          Total other assets ....................................................      2,652,040       2,720,459
                                                                                    ------------    ------------

          Total assets ..........................................................   $ 21,619,549    $ 15,750,583
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS? EQUITY

CURRENT LIABILITIES:
Accounts payable ................................................................   $  6,640,919    $  3,593,811
Accrued expenses and other liabilities ..........................................        316,219          53,526
Current portion and other payable ...............................................      1,340,250         350,000
                                                                                    ------------    ------------
     Total current liabilities ..................................................      8,297,388       3,997,337
                                                                                    ------------    ------------
LONG-TERM LIABILITIES:
Borrowings under financing agreement ............................................      8,481,996       5,445,198
Note payable, net of current portion ............................................        157,200       1,500,000
Deferred rent liability .........................................................        119,453         110,351
                                                                                                    ------------
          Total long-term liabilities ...........................................      8,758,649       7,055,549
                                                                                    ------------    ------------
          Total liabilities .....................................................     17,056,037      11,052,886
                                                                                    ------------    ------------
MINORITY INTEREST IN
     SUBSIDIARIES (Note 3) ......................................................      2,939,558       2,713,709
                                                                                    ------------    ------------
STOCKHOLDERS? EQUITY:
    Common stock, $.001 par value;
      10,000,000 shares authorized,
      3,005,000 shares issued and ...............................................          3,005           3,005
      outstanding
   Additional paid-in capital ...................................................     13,102,005      13,102,005
Retained earnings (Deficit) .....................................................    (11,481,056)    (11,121,022)
                                                                                    ------------    ------------
          Total stockholders? equity ............................................      1,623,954       1,983,988
                                                                                    ------------    ------------
          Total liabilities and
             stockholders? equity ...............................................   $ 21,619,549    $ 15,750,583
                                                                                    ------------    ------------

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                                      For the Three Months Ended          For the Six Months Ended

                                                                       Sept. 30,         Sept. 30,      Sept. 30,         Sept. 30,
                                                                         1998              1997          1998               1997

REVENUES, net sales .................................................. $  6,656,037    $    793,037    $ 13,978,783    $  1,834,472
                                                                       ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
Cost  of sales .......................................................    3,775,821         744,121       8,180,243       1,502,007
Operating expenses ...................................................    2,798,043           1,129       5,664,530         160,434
Depreciation and amortization ........................................      194,029            --           382,681            --
          Total operating expense ....................................    6,767,893         745,250      14,227,454       1,662,441
                                                                       ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS) ..............................................     (111,856)         47,787        (248,671)        172,031

OTHER INCOME
  Interest income ....................................................            2            --            12,502            --
                                                                       ------------    ------------    ------------    ------------

INTEREST EXPENSE:
  Interest and finance charges ........................................     156,860         215,791         295,312         182,161
  Amortization of debt issuance costs .................................      27,202            --            54,402            --
          Total interest expense ......................................     184,062         215,791         349,714         182,161
                                                                       ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE
MINORITY INTERESTS ....................................................    (695,916)       (168,004)       (585,883)        (10,130)
  Minority interests (Note 3) .........................................     124,471            --           225,849            --

NET INCOME (LOSS) .....................................................    (171,445)       (128,004)       (360,034)        (10,130)

Basic and Diluted income and (loss) per common share before minority interests

                                                                       $       (.10)   $       (.06)   $       (.19)   $      (.003)

Minority interests in net income (loss)  of consolidated subsidiaries
                                                                                .04            --               .08            --
                                                                       ------------    ------------    ------------    ------------

Basic and Diluted income (loss) per common share
                                                                       $       (.06)   $       (.06)   $       (.11)   $      (.003)
                                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding
                                                                          3,005,000       3,005,000       3,005,000       3,005,000
                                                                       ============    ============    ============    ============

                                        3

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                                 Six Months Ended


                                                                            Sept. 30,              Sept. 30,
                                                                               1998                  1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                             $(360,034)             $(10,130)

Adjustments  to  reconcile  net  loss  to cash  (used)  provided  for  operating activities:
   Depreciation and amortization                                                 382,681                15,449
   Deferred rent                                                                   9,102               -
   Minority interests in net losses of subsidiaries                              225,849               -
Changes in assets and liabilities:
Decrease in Accounts receivable                                                (134,214)              (25,136)
(Increase) in Merchandise inventories                                        (4,350,069)              (36,662)
Decrease in prepaid expenses and other current assets                          (750,243)               -
Decrease in deposits and other assets                                             68,419                  (50)
Increase in accounts payable                                                   3,047,108             (100,380)
Increase in accrued expenses and other liabilities                               262,695               (6,507)
          Total adjustments                                                  (1,238,692)             (153,286)
          Net cash provided by operating activities                          (1,598,726)             (163,416)
                                                                        ------------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                           (1,160,919)               -
                                                                        ------------------
          Net cash provided by (used for ) investing activities              (1,160,919)               -
                                                                        ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under financing agreement of subsidiary                         3,036,798               -
Repayment of notes payable of subsidiary                                       (352,550)               -
Loans receivable-officer                                                        -                    (282,059)
Loans receivable from (repaid to) affiliate                                     -                    (132,913)
          Net cash provided by (used for) financing activities                 2,684,248             (414,972)
                                                                        ------------------     -----------------

NET INCREASE (DECREASE) IN CASH                                                 (75,397)             (578,388)
Cash, beginning of period                                                      1,635,058               591,577
                                                                        ------------------     -----------------
Cash, end of period                                                           $1,559,661               $13,189
                                                                              ==========               =======

Supplemental disclosure of cash flow information:
Interest paid                                                                   $349,714              $ -
Taxes paid                                                                       -                     -


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.           BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company?s financial position and the results of its operations for the six months ended September 30, 1998 and are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company?s Transition report on Form 10-KSB for the six months ended March 31, 1998, as filed with the Securities and Exchange Commission.

     In December 1997, the Company?s Board of Directors voted to change the Company?s fiscal year from September 30th to March 31st. The financial statements for the six months ended September 30, 1997 have not been restated to reflect the acquisition of United Textiles & Toys Corp. ("UTTC").

Note 2.           DESCRIPTION OF COMPANY:

     Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was initially formed as a holding company for the purpose of forming an integrated clothing design, manufacturing, and distribution operation. The Company is currently, in principle, a holding company for its two operating subsidiaries:
(i) its wholly owned subsidiary U.S. Apparel Corp. ("USAC") and (ii) its majority owned subsidiary Play Co. Toys & Entertainment Corp. ("Play Co."), owned by the Company via its ownership of 78.5% of the outstanding shares of common stock of UTTC, which owns 60.6% of Play Co. All references to the "Company" refer to USAC and Play Co. unless otherwise required by the context.

     In February 1997, the Company formed a wholly-owned subsidiary, USAC, a New York corporation, to design and manufacture a line of private label cotton tee shirts and collared type tops predominately for men.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 2.           DESCRIPTION OF COMPANY: (continued)

     In January 1998, UTTC issued 3,571,429 shares of its common stock to the Company in full repayment of certain loans aggregating $1,000,000 previously made by the Company to UTTC. This conversion of debt to equity was performed at a price of $0.28 per share. As a result of the transaction, the Company acquired 78.5% ownership of UTTC.

Note 3.           MINORITY INTERESTS:

     The Company owns a majority interest (78.5%) in UTTC, which in turn owns a majority interest (60.6%) in Play Co. The minority interest liability represents the minority shareholders? portion (21.5%) of UTTC equity and (39.4%) of Play Co.?s equity at September 30, 1998.

Note 4.           INVESTMENT BY U.S. STORES CORP.:

     On January 20, 1998, U.S. Stores Corp. ("U.S. Stores") acquired 1,465,000 shares of the Company?s Common Stock. U.S. Stores was incorporated on November 10, 1997. The Company?s President is also the President and a Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of the Company?s Common Stock, or 62.2% of the outstanding shares, effectively making the Company a subsidiary of U.S. Stores.

     On February 28, 1998, American Telecom Corporation ("American Telecom") acquired 100% of the outstanding common shares of U.S. Stores. American Telecom was incorporated on July 11, 1997. The Company?s President is also the President and a Director of U.S. Stores. After this transaction, American Telecom effectively obtained beneficial control of the Company and its subsidiaries.

     In April 1998, the shareholders of American Telecom exchanged all of the outstanding common shares of American Telecom with American Telecom, PLC, a publicly traded company in Great Britain. Additionally, American Telecom exchanged all of the outstanding shares of U.S. Stores with American Telecom PLC. The shareholders of American Telecom received shares of American Telecom, PLC in the exchange. After this transaction, American Telecom effectively became a subsidiary of American Telecom, PLC. Additionally, as part of this transaction, American Telecom, PLC acquired 100% of the outstanding common shares of U.S. Stores, thereby effectively making U.S. Stores a direct subsidiary of American Telecom, PLC.

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

     Three months ended September 30, 1998 compared to three months ended September 30, 1997

     Consolidated sales for the three months ended September 30, 1998 were $6,656,037. The consolidated sales for the three months ended September 30, 1998 include sales of Play Co. in the amount of $ 6,098,315 and sales reported by USAC amounted to $557,722.

     Consolidated cost of sales for the three months ended September 30, 1998 were $3,775,821, or 56.7%, of sales. The component breakdown of this category was as follows:

                                    USAC                      $  361,767
                                    Play Co.                   3,414,054

     Consolidated operating expenses were $2,798,043, or 42%, of sales for the three months ended September 30, 1998.

     Consolidated depreciation and amortization expense in the three months ended September 30, 1998 was $194,209, or 2.9% of sales.

     Consolidated interest expense amounted to $184,062 for the three months ended September 30, 1998, or 2.8% of sales.

     For the three months ended September 30, 1998, subsequent to the adjustment for the minority interest in the net losses of subsidiaries, the Company reported a consolidated net loss of $171,445, or a basic loss of $0.06 per common share.

     Six months ended September 30, 1998 compared to the six months ended September 30, 1997

     Consolidated sales were $13,978,783 for the six months ended September 30, 1998. The consolidated sales for the six months ended September 30, 1998 include $12,460,021 in sales from UTTC and Play Co. in the amount of $12,460,021, and $1,518,762 in sales reported by USAC.

     Consolidated cost of sales were $8,180,243, or 58.5% of sales, for the six months ended September 30, 1998. The component breakdown of this category was as follows:

                           USAC                      $1,059,858
                           Play Co.                    7,120,385

     Consolidated operating expenses were $5,664,530, or 40.5% of sales, for the six months ended September 30, 1998.

     For the six months ended September 30, 1998, consolidated non-cash depreciation and amortization were $382,681, or 2.7% of sales.

     Consolidated interest expense was $349,714, or 2.5% of sales, for the six months ended September 30, 1998.

     For the six months ended September 30, 1998, the Company reported a consolidated net loss of $360,034 (after reflecting the adjustment for the minority interests), or a basic loss per share of $0.11.

                  Liquidity and Capital Resources

     At September 30, 1998, the Company reported consolidated cash and cash equivalents of $1,559,661, working capital of $7,109,479 and stockholders? equity of $1,623,954 reflecting the net loss of $360,034 for the six months ended September 30, 1998.

     During the six month period ending September 30, 1998, the Company, on a consolidated basis, used $1,598,726 in cash in its operating activities. The primary reason the cash was used for operating activities was the net investment (increase in merchandise inventories less increase in accounts payable) in inventories of $1,302,961.

     The Company, on a consolidated basis, used $1,160,919 of cash in investing activities during the six month period ended September 30, 1998. The primary investing activity was the purchase of equipment and fixtures by Play Co. for its new stores.

     The Company on a consolidated basis generated $2,684,248 from its financing activities in the six month period ended September 30, 1998. These proceeds were used to finance Play Co.?s capital requirements, capital expenditures, and operating losses during the six months ended September 30, 1998.

     As a result of the above factors, the Company, on a consolidated basis, had a net decrease in cash of $75,397 in the six months ended September 30, 1998.

     During the three month period ended September 30, 1998, Play Co. opened two new stores. These stores, and all stores Play Co. intends to open in the future, are considered by management to be high-end retail toy and educational, electronic interactive stores, in presentation, which offer items comparable in quality and choice to those offered by FAO Schwarz and Warner Brothers and Disney Stores and which attract clientele similar to those attracted by such stores. The first store opened in Primm, Nevada near Las Vegas in July 1998. The second store opened in September in Grapevine, Texas near Dallas. Both stores are located in high traffic shopping malls. The capital investment for building each of those stores was approximately $300,000.

     In early November 1998, Play Co. opened new stores in Thousand Oaks, California near Los Angeles and in Auburn Hills, Michigan near Detroit. These stores are also located in high traffic shopping malls. These two stores represented an aggregate capital investment of approximately $613,000, net of landlord tenant improvement ("Landlord TI") contributions.

     On November 19 and 20, 1998, Play Co. opened two additional stores, one in Orange County California and one in Gurnee, Illinois (near Chicago). These stores represent the final two of the six stores Play Co. planned to open during calendar year 1998. These two stores represented an aggregate capital investment of approximately $500,000, net of Landlord TI contributions. Play Co. now has 25 stores located in six states.

     Play Co. had planned to finance the costs, now estimated to be $1.7 million, net of Landlord TI contributions, of building the new stores described above through a combination of capital lease financing, use of Play Co.?s working capital, and the sale of additional equity. Play Co. has obtained approximately $260,000 in lease financing on the equipment and fixtures of the Nevada and Century City stores. Play Co. is also in the documentation phase of a five year term loan in the principal amount of approximately $500,000 with a new lender. That term loan will be secured by the equipment and fixed assets of the new Texas store and three existing stores.

     Play Co. continues to seek additional lease financing based on the equipment and fixtures of its new stores in California (two), Michigan, and Illinois. There can be no assurance that Play Co. will be able to obtain sufficient financing to offset the new store opening costs that have been incurred.

     On September 18, 1998, Play Co. borrowed $1,000,000 from Amir Overseas Capital Corp. ("Amir") under a Secured Subordinated Promissory Note. The Note bears interest at 12% and calls for three installment payments ending December 23, 1998. On November 9, 1998, Play Co. borrowed an additional $250,000 from Amir under a Promissory Note. The Note bears interest at 12% and calls for repayment on January 29, 1998.

     In September 1998, Play Co. and FINOVA Capital Corporation, Play Co.?s working capital lender, amended Play Co.?s Loan and Security Agreement to increase the maximum level of borrowings under same from $7.6 million to $8.6 million through December 31, 1998. Beginning on January 1, 1999, the maximum level of borrowings will return to the $7.6 million level. Play Co. expects to utilize this additional amount on its credit line to partially finance either its working capital, particularly inventory purchases, or the capital expenditures noted above.

                  Year 2000

     Earlier in 1998, Play Co. developed a plan to upgrade its existing management information system ("MIS") and computer hardware and to become year 2000 compliant. Play Co. has now purchased the necessary hardware and software and is in the process of installing the software. Play Co. has completed the MIS hardware upgrade and plans to finish the year 2000 compliance work in early 1999.

     To finance the cost of new hardware in the computer upgrade project, Play Co. entered into a lease in the amount of $82,472 bearing interest at a rate of 10.8%. The total cost of the hardware and software purchased for the project was approximately $100,000.

     Beyond the above noted internal year 2000 system issue, Play Co. has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. Should Play Co. become aware of any such situation, contingency plans will be developed.

                  Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its current merchandise mix, which emphasizes specialty and educational toys, Play Co. enjoyed significant sales and gross profits in the six months ended September 30, 1998. The mix of specialty and educational toys includes collectible die cast cars, specialty yo-yo?s, Rokenbok and Learning Curve toys, and Beanie Babies and other plush and many other educational toys. While Play Co. believes that these particular toys will remain popular with its customer base for the remainder of 1998, there can be no assurance that these particular specialty toys will continue to contribute strongly to Play Co.?s sales and gross profits. The history of the toy industry, however, indicates that there is generally at least one highly popular toy every year.

     Play Co.?s sales efforts are focused primarily on a defined geographic consisting of the Southern California area and the Southwestern and Midwestern United States. Play Co.?s future financial performance will depend upon (i) continued demand for high-end specialty, educational, and traditional toys and management?s ability to adapt to continuously changing consumer preferences and the market for such items, (ii) general economic conditions within Play Co.?s geographic market area, as same may be expanded, (iii) Play Co.?s ability to choose locations for new stores, (iv) Play Co.?s ability to purchase products at favorable prices and on favorable terms, and (v) the effects of increased competition.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys R Us, Kay Bee Toy Stores, Walmart, and K Mart. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Brothers Stores, Learning Smith, Lake Shore, Zany Brainy, and Noodle Kidoodle. There can be no assurance that Play Co.?s business strategy will enable it to compete effectively in the retail toy industry or that Play Co. will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

                  Inflation and Seasonality

     The impact of inflation on Play Co.?s results of operations has not been significant. Play Co. attempts to pass on increased costs by increasing product prices over time.

     Play Co.?s operations are highly seasonal with approximately 30-40% of its net sales historically falling within Play Co.?s third quarter, which coincides with the Christmas selling season. Play Co. intends to open stores throughout the year, but generally before the Christmas selling season, which will make Play Co.?s third quarter sales an even greater percentage of the total year?s sales.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

     On November 10, 1998, the Company held an annual meeting of its stockholders, at which four Directors were elected to the Company's Board of Directors to hold office for a period of one year or until their successors are duly elected and qualified.

     The results of the election of four Directors were as follows:

                                                     Votes Cast
                                                           For                                   Abstentions

Ilan Arbel                                                    2,947,495                          29,897
Rivka Arbel                                                   2,947,495                          29,897
Yair Arbel                                                    2,947,495                          29,897
Neil Grippa                                                         600                               0

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

Exhibits: The following are the exhibits filed with this Form 10-QSB:

27 - Financial Data Schedule

Reports on Form 8-K: None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 25th day of November, 1998.


MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
(Registrant)


By: /s/ Ilan Arbel
Ilan Arbel
President


By: /s/ Allean Goode
Allean Goode
Treasurer