Form 10QSB
period 1998-12-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1999-03-04
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                                     13-3835325
         (State or Other Jurisdiction of                                I.R.S. Employer Identification No.)
          Incorporation or Organization)

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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.001 per share:
3,005,000 shares outstanding as of February 22, 1999.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                        Page Number

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1998 (unaudited) and March 31, 1998   3

Consolidated Statements of Operations (unaudited) for the
Three and Nine Months Ending December 34, 1998 and December 31, 1997

Consolidated Statements of Cash Flows (unaudited) for the Nine
Months Ended December 31, 1998 and5December 31, 1997

Notes to Financial Statements (unaudited)                                            6-8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                        9-11

PART II. OTHER INFORMATION                                                           12


Item 1. LEGAL PROCEEDINGS                                                            12

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                    12

Item 3. DEFAULTS UPON SENIOR SECURITIES                                              12

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          12

Item 5. OTHER INFORMATION                                                            12

Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                             12

SIGNATURES                                                                           13



              The accompanying notes are an integral part of these
                       consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1998 and March 31, 1998

                                                                                                       Dec. 31,          March 31,
                                                                                                         1998              1998
                                                                                                      (Unaudited)         (Note 1)

                                     ASSETS


CURRENT ASSETS:
Cash and cash equivalents ..........................................................................   $  2,216,918    $  1,635,058
Restricted certificate of deposit ..................................................................           --              --
Accounts receivable ................................................................................        285,129         404,288
Inventories ........................................................................................     10,913,770       7,929,061
Prepaid expenses and other current assets ..........................................................      1,742,357         189,516
Loans and advances-affiliate .......................................................................        360,000          89,815
          Total current assets .....................................................................     15,518,174      10,247,738

PROPERTY AND EQUIPMENT-NET .........................................................................      4,345,314       2,782,386

OTHER ASSETS:
Restricted certificate of deposit ..................................................................           --              --
Advances to equity investee ........................................................................        140,000         140,000
Due from affiliates ................................................................................       (175,388)           --
Deposits and other assets ..........................................................................      2,407,030       2,580,459
                                                                                                          2,371,642       2,720,459
          Total assets .............................................................................   $ 22,235,130    $ 15,750,583
                                                                                                       ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable ...................................................................................   $  8,098,761    $  3,593,811
Accrued expenses and other liabilities .............................................................        875,943          53,526
Current portion of notes payable ...................................................................        405,965         350,000
     Total current liabilities .....................................................................      9,380,669       3,997,337
LONG-TERM LIABILITIES:
Borrowings under financing agreement ...............................................................      7,754,215       5,445,198
Note payable, net of current portion ...............................................................        620,030       1,500,000
Deferred rent liability ............................................................................        124,005         110,351
          Total long-term liabilities ..............................................................      8,498,250       7,055,549
          Total liabilities ........................................................................     17,878,919      11,052,886
MINORITY INTEREST IN SUBSIDIARIES (Note 3) .........................................................      2,556,145       2,713,709
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 10,000,000 shares authorized,
 3,005,000 shares issued and outstanding
                                                                                                              3,005           3,005
Additional paid-in capital .........................................................................     13,102,005      13,102,005
Retained earnings (Deficit) ........................................................................    (11,304,944)    (11,121,022)
                                                                                                          1,800,066       1,983,988
          Total liabilities and stockholders' equity ...............................................   $ 22,235,130    $ 15,750,583
                                                                                                       ============    ============

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               For the Three Months Ended       For the Nine Months Ended

                                                 Dec. 31,        Dec. 31,        Dec. 31,        Dec. 31,
                                                   1998            1997            1998           1997

REVENUES, net sales .......................   $ 15,275,152    $    234,501    $ 29,254,456    $  2,068,973

COSTS AND EXPENSES:
  Cost of sales ...........................      8,907,103         128,547      17,087,346       1,630,554
  Operating expenses ......................      4,602,710         179,906      10,698,168         307,364
   Effect of non-cash dividends paid by
      subsidiary ..........................        477,973            --         1,229,752            --
          Total operating expenses ........     13,987,786         308,453      29,015,266       1,937,918

OPERATING INCOME (LOSS) ...................      1,287,366         (73,952)        239,190         131,055

OTHER INCOME
  Interest and other income ...............          3,649          20,136          63,930         169,321

INTEREST EXPENSE:
Interest and finance charges ..............        221,860            --           517,172            --
Amortization of debt issuance costs .......         73,032            --           127,434            --
          Total interest expense ..........        294,892            --           644,606            --

INCOME (LOSS) BEFORE MINORITY INTERESTS
                                                                   996,123         (53,816)       (341,486)                300,376
 Minority interests (Note 3) ..............        455,388            --           157,564            --

NET INCOME (LOSS) .........................        540,735         (53,816)       (183,922)        300,376
                                                  ============    ============    ============    ==========

Basic and diluted income and (loss)
 per common share before  minority interest
                                              $       .331    $      (.018)   $      (.114)   $         .10
Minority interest in net income (loss) of
   consolidated subsidiary ................   $       .152    $       --      $      (.052)   $          --

Basic and diluted income (loss) per common
   Share ..................................   $       .179    $      (.018)   $      (.062)   $         .10
                                                 ============    ============    ============    ============

Weighted average number of common shares
   Outstanding ............................      3,005,000       3,005,000       3,005,000       3,005,000
                                                 ============    ============    ============    ============

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                           Nine Months Ended

                                                                                         Dec. 31,      Dec. 31,
                                                                                           1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................................   $  (183,922)   $   300,376
Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization ..................................................       707,891         15,449
   Deferred rent ..................................................................        13,654           --
   Minority interests in net losses of subsidiaries ...............................      (157,564)          --
Changes in assets and liabilities:
(Increase) decrease in advances to suppliers ......................................          --          537,656
Decrease in accounts receivable ...................................................       119,159       (153,969)
(Increase) in merchandise inventories .............................................    (2,984,709)       (64,000)
Decrease in prepaid expenses and other current assets .............................    (1,552,841)          --
Decrease in deposits and other assets .............................................       173,429            (50)
Increase in accounts payable ......................................................     4,534,300       (125,405)
Increase in accrued expenses and other liabilities ................................       822,417         17,175
          Total adjustments .......................................................     1,675,736        226,856
          Net cash provided by operating activities ...............................     1,491,814        527,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ................................................    (2,300,169)          --
          Net cash provided by (used for) investing activities ....................    (2,300,169)          --

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances-officer ........................................................          --          542,994
Net borrowings under financing agreement of subsidiary ............................     2,309,017           --
Repayment of notes payable of subsidiary ..........................................      (824,005)          --
Loans received from (repaid to) affiliate .........................................       (94,797)      (589,735)
          Net cash provided by (used for) financing activities ....................     1,390,215        (46,741)

NET INCREASE (DECREASE) IN CASH ...................................................       581,860        480,491
Cash, beginning of period .........................................................     1,635,058        591,577
Cash, end of period ...............................................................   $ 2,216,918    $ 1,072,068
                                                                                                     ===========

Supplemental disclosure of cash flow information:
Interest paid .....................................................................   $   644,806    $      --
Taxes paid ........................................................................   $      --      $      --


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998
                                   (Unaudited)



NOTE 1 -          BASIS OF PRESENTATION

                    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the nine months ended December 31, 1998 and are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the six months ended March 31, 1998, as filed with the Securities and Exchange Commission.

                    In December 1997, the Company's  Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st.

NOTE 2 -          DESCRIPTION OF COMPANY:

                    Multimedia Concepts International, Inc. (the "Company") is a
               Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was initially formed as a holding company for the purpose of forming an integrated clothing design, manufacturing, and distribution operation. In June 1994, the Company acquired 55% of the outstanding shares of common stock of American Eagle Industries Corp., which acquired 100% of the outstanding shares of Match II, Inc. The Company also acquired 34% of the issued and outstanding common stock of Multi Media Publishing Corp. in June 1995.

                    In December 1996, the Company held a special  meeting of its shareholders who authorized the Company to sell or dispose of its shares in American Eagle Industries Corp. (and its subsidiary, Match II, Inc.) or effect the dissolution thereof. These subsidiaries had ceased operations in September 1996. In January 1997, in accordance with the vote of its shareholders, the Company terminated its financing and business relationships with these subsidiaries.

                    In December  1996,  the  shareholders  also  authorized  the
               Company  to  dispose  of its 34%  interest  in an  unconsolidated subsidiary, Multi Media Publishing Corp., which had no revenues or operations. In January 1997, in accordance with the vote of its shareholders, the Company terminated all business relationships with this entity; however, it intends to seek the return of certain funds it had advanced.

NOTE 2 -          DESCRIPTION OF COMPANY (continued):

                    In  January  1997,  the  Company  formed a new  wholly-owned subsidiary, U.S. Apparel Corp. ("U.S. Apparel"), which is engaged in the design and manufacture of a line of T-shirts and other tops, predominately for men. U.S. Apparel began operations in January 1997.

                    On January 2, 1998, the Company acquired 3,571,429 shares of the outstanding common stock of United Textiles and Toys Corp. ("United Textiles"), a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these shares at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) was made in conjunction with a conversion into equity of United Textiles' $1,000,000 debt owed to the Company for a loan made by the Company. As a result of this transaction, the Company owns 78.5% of the outstanding shares of common stock of United Textiles, effectively making United Textiles a subsidiary of the Company.

                    United  Textiles  was  a  company  engaged  in  the  design, manufacturing, and marketing of a variety of lower priced women's dresses, gowns, and separates for special occasions and formal events. In March 1998, United Textiles, having sustained continuous losses, discontinued operating activities.

                    United Textiles owns 45.2% of the outstanding  common shares of Play Co. Toys and Entertainment Corp. ("Play Co."), a company that sells toys and educational games primarily on a retail basis. Through its ownership of United Textiles, which still is considered to have a controlling influence over Play Co., the Company also effectively maintains control over Play Co.

NOTE 3 -          MINORITY INTEREST:

                    The  Company  owns a  majority  interest  (78.5%)  in United
               Textiles, which in turn owns a controlling interest (45.2%) in Play Co. The minority interest liability represents the minority shareholders' portion (21.5%) of United Textiles' equity and (54.8%) of Play Co.'s equity at December 31, 1998.

NOTE 4 -          INVESTMENT BY U.S. STORES CORP.:

                    On January 20,  1998,  U.S.  Stores  Corp.  ("U.S.  Stores")
               acquired 1,465,000 shares of the Company's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and a Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of the Company's common stock, or 63% of the outstanding shares, effectively making the Company a subsidiary of U.S. Stores.


NOTE 4 -          INVESTMENT BY U.S. STORES CORP. (continued):

                    On  February  28,   1998,   American   Telecom   Corporation
               ("American Telecom") acquired 100% of the outstanding common shares of U.S. Stores. American Telecom was incorporated on November 10, 1997. The Company's President is also President and a Director of American Telecom. After this transaction, American Telecom effectively obtained beneficial control of the Company and its subsidiaries.

                    In April 1998,  American Telecom,  in a transaction in which shares were exchanged, exchanged all of its outstanding common shares with American Telecom, PLC, a publicly traded company in Great Britain. After this transaction, American Telecom effectively became a subsidiary of American Telecom, PLC. Additionally, as part of this transaction, American Telecom, PLC acquired 100% of the outstanding common shares of U.S. Stores, thereby effectively making U.S. Stores a direct subsidiary of American Telecom, PLC.

Results of Operations

                    Statements contained in this report which are not historical facts may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Act of 1995. These forward looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected.

         Three months ended December 31, 1998 compared to the three months ended December 31, 1997:

                    Consolidated  sales for the three months ended  December 31,
               1998 were $15,275,152. The consolidated sales for the three months ended December 31, 1998 include, in part, sales of Play Co. in the amount of $14,715,952, and sales reported by U.S. Apparel amounting to $557,723.

                    Consolidated  cost of  sales  for  the  three  months  ended
               December  31,  1998  was  $8,907,103,  or  58.3%  of  sales.  The component breakdown of this category was as follows:

         U.S. Apparel                                                  $361,767
         Play Co.                                                    $8,545,336


                    Consolidated operating expenses were $4,602,710, or 30.1% of sales, for the three months ended December 31, 1998.

                    Consolidated  depreciation and amortization expense included in the consolidated operating expenses for the three months ended December 31, 1998 was $325,210.

                    For the three months ended December 31, 1998,  subsequent to the adjustment for the minority interest in the net income of subsidiaries, the Company reported consolidated net income of $540,735, or $0.179 per common share.

         Nine months ended December 31, 1998 compared to the nine months ended December 31, 1997:

                    Consolidated  sales for the nine months  ended  December 31,
               1998 were $29,254,456. The consolidated sales for the nine months ended December 31, 1998 include sales of Play Co. in the amount of $27,171,662, and sales reported by U.S. Apparel amounting to $2,076,484.

                    Consolidated  cost  of  sales  for  the  nine  months  ended
               December  31,  1998  were  $17,087,346,  or 58.4% of  sales.  The component breakdown of this category was as follows:

         U.S. Apparel                                                $1,421,625
         Play Co.                                                   $15,665,721

                    Consolidated  operating expenses were $10,698,168,  or 36.6%
               of sales, for the nine months ended December 31, 1998.

                    Consolidated  depreciation and amortization expense included in the consolidated operating expenses for the nine months ended December 31, 1998 was $707,891.

                    For the nine months ended  December 31, 1998,  subsequent to the adjustment for the minority interest in the net income of subsidiaries, the Company reported consolidated net loss of 183,922, or $0.062 per common share.

Liquidity and Capital Resources

                    At December 31,  1998,  the Company  reported  cash and cash equivalents of $2,216,918, working capital of $6,137,505, and stockholders' equity of $1,800,066.

                    At  March  31,  1998,  the  Company  reported  cash and cash equivalents of $1,635,058, working capital of $6,250,401, and stockholders' equity of $1,983,988.

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

                    During the nine months ended  December  31, 1998,  operating activities provided funds in the amount of $1,491,814. The Company's consolidated net loss was $183,922, after adjustment for the minority interest in the net income of subsidiaries.

                    The Company used  $2,300,169 in investing  activities in the nine months ended December 31, 1998, primarily as a result of its subsidiary's (Play Co.) purchase of property and equipment in relation to new store openings.

                    The Company provided $1,390,215 in financing activities.

                    As a result of these  operating,  investing,  and  financing activities, the Company reported a consolidated increase in cash of $581,860.

Trends Affecting Liquidity, Capital Resources and Operations

                    As a result of its current merchandise mix, which emphasizes specialty and educational toys, Play Co. enjoyed significant sales and gross profits in the nine months ended December 31, 1998.

                    Play  Co.'s  current  sales  efforts  focus  primarily  on a defined geographic segment consisting of the southern California area and the Southwestern and Midwestern United States. Its future financial performance will depend upon (i) continued demand for toys and hobby items and management's ability to adapt to continuously changing customer preferences and the market for such items, (ii) on general economic conditions within Play Co.'s geographic area, as same may be expanded, (iii) Play Co.'s ability to chose locations for new stores, (iv) Play Co.'s ability to purchase products at favorable prices and on terms, and (v) the effects of increased competition.

                    The  toy  and  hobby  retail  industry  faces  a  number  of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys-R-Us, Kay Bee Toy Stores, Walmart, and K-Mart. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Brothers Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. There can be no assurance that Play Co.'s business strategy will enable it to compete effectively in the toy industry or that Play Co. will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

                    U.S. Apparel's sales are generated from short-term  purchase orders from customers who place orders on an as-needed basis. U.S. Apparel typically manufactures its products upon receipt of orders from customers and delivers finished goods within four weeks of receipt of an order. In anticipation of reorders from customers, U.S. Apparel generally manufactures 10% more goods than are ordered by such customers.

                    U.S.  Apparel has been able to purchase raw materials from a variety of suppliers.

Inflation and Seasonality

                    The  impact  of  inflation  on  the  Company's   results  of
               operations has not been significant. Each subsidiary attempts to pass on increased costs by increasing product prices over time.

                    Play Co.'s operations are highly seasonal with approximately
               30-40% of its net sales falling within its third quarter, which coincides with the Christmas selling season. Play Co. intends to open stores throughout the year, but generally before the Christmas selling season, which will make its third quarter sales an even greater percentage of the total year's sales.

                    U.S. Apparel's operations are generally not seasonal and are generally spread throughout the year.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

     On November 10, 1998, the Company held an annual meeting of its stockholders, at which the Company's stockholders voted to elect four Directors to the Company's Board of Directors. The results of the election were disclosed in the Company's Form 10-QSB for the quarter ended September 30, 1998.

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

     (a) The following exhibits are filed with this Form 10-QSB for the quarter ended December 31, 1998 except those designated by an asterisk (*) which shall be filed by amendment hereto:

    27.01       Financial Data Schedule

     (b) During the quarter ended December 31, 1998, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 3rd day of March 1999.


                                    MULTIMEDIA CONCEPTS INTERNATIONAL, INC.



                                    By:     /s/  Ilan Arbel
                                            Ilan Arbel
                                            President


                                    By:     /s/ Allean Goode
                                            Allean Goode
                                            Treasurer