Form 10KSB/A
period 1996-03-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1999-03-16
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number O-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

 Delaware                                                      13-3835325
(State or Other Jurisdiction
of Incorporation or Organization)                              (I.R.S. Employer Identification No.)


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

                          Common Stock, $.001 par value
                         Common Stock Purchase Warrants
                                (Title of Class)

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (c) All exhibits, except those designated by an asterisk (*) which are filed herewith, have previously been filed with the Commission in connection with the Company's Registration Statement on Form SB-2 and pursuant to 17 C.F.R. ?230.411, are incorporated by reference herein.

  1.1                      -        Form of Underwriting Agreement.
  1.2                      -        Form of Selected Dealers Agreement.
  3.1                      -        Certificate of Incorporation of the Company.
  3.2                      -        Amendment to Certificate of Incorporation of the Company, filed in May 1995.
  3.3                      -        Second Amendment to Certificate of Incorporation of the Company, filed in June 1995.
  3.4                      -        Certificate of Incorporation of Match II, Inc.
  3.5                      -        By-Laws of the Company.
  3.6                      -        By-Laws of Match II, Inc.
  3.7                      -        Certificate of Incorporation of American Eagle Industries Corp.
  3.8                      -        By-Laws of American Eagle Industries Corp.
  3.8(a)*                  -        Third Amendment to Certificate of Incorporation of the Company, filed in May 1996.
  4.1                      -        Specimen Common Stock Certificate.
  4.2                      -        Specimen Warrant Certificate.
  4.3                      -        Form of Warrant Agreement between the Company and EuroAtlantic Securities, Inc.
                                    (the "Underwriter").
  4.4                      -        Form of Warrant Agreement between the Company, the Underwriter and Continental Stock Transfer &
                                    Trust Company.
  4.5                      -        Form of Bridge Loan Warrant.
  4.6                      -        MMP Shareholders Agreement.
  4.7                      -        Form of Lock-up Agreement.
  5.0                      -        Opinion of Lampert & Lampert.
 10.1                      -        The Company Senior Management Incentive Plan.
 10.2                      -        Sublease at 448 West 16th Street, New York, New York.
 10.3                      -        Lease for 1407 Broadway, New York, New York.
 10.4                      -        Dytex Agreement.
 10.5                      -        Consulting and Mergers and Acquisitions Agreement.
 10.6                      -        Florida warehouse lease.
 10.7                      -        Promissory Note Payable to Europe American Capital Corp.
 10.8                      -        MMP Letter of Intent to Acquire Films.
 10.9                      -        MMP Agreement with Cinerom.
 10.10                     -        Raven Press Agreement.
 10.11                     -        Form of Demand Note from MMP to Company.
 10.12                     -        Amended Note payable to Europe American Capital Corp.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this report to be signed on its behalf, thereunto duly authorized as of the 9th day of March, 1999.


MULTIMEDIA CONCEPTS INTERNATIONAL, INC.


By: /s/ Ilan Arbel
Ilan Arbel, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ilan Arbel                                                President and Director                      3/9/99
Ilan Arbel                                                                                                Date

/s/ Rivka Arbel                                               Director                                    3/9/99
Rivka Arbel                                                                                               Date

/s/ Yair Arbel                                                Director                                    3/9/99
Yair Arbel                                                                                                Date

                                        2