Form 10KSB
period 1999-03-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1999-08-16
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                                              13-3835325
         (State or Other Jurisdiction of Incorporation or Organization)         (IRS Employer Identification No.)

               1385 Broadway, Suite 814, New York, New York 10018
                    (Address of Principal Executive Offices)

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

                          Common Stock, $0.01 par value
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X].

     The Registrant's revenues for its fiscal year ended March 31, 1999 were $37,791,421.

     The aggregate market value of the voting stock on July 29, 1999 (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $242,961.25 based upon the closing price for such Common Stock on said date ($0.25), as reported by a market maker. On such date, there were 3,005,000 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

     Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was formed initially as a holding company for the purpose of forming an integrated clothing design, manufacturing, and distribution operation. It is currently, in principle, a holding company for its two operating subsidiaries: (i) its direct wholly owned subsidiary, U.S. Apparel Corp. ("USAC") and (ii) its indirect majority owned subsidiary, Play Co. Toys & Entertainment Corp. ("Play Co."). Play Co. is the subsidiary of United Textiles and Toys Corp. ("United Textiles") which is a majority owned subsidiary of the Company. The Company and its subsidiaries are hereinafter referred to in the aggregate as the "Company" except as otherwise required for clarity.

Cessation of Business Operations

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

     In January 1997, the Company, through vote of its stockholders, voted to cease funding the operations of American Eagle, Match II, and MMP. The Company terminated its relationship with American Eagle and MMP due to continued losses. In February 1997, the Company formed a new subsidiary, USAC, to commence operations as a designer and manufacturer of product lines similar to those of American Eagle and Match II.

Ownership of the Company

     At fiscal year end March 31, 1999, 2,033,165 (or 67.7%) of the Company's shares of common stock were owned by U.S. Stores Corp. ("USSC"), a private company of which the Company's president is the president and a director. USSC is owned 100% by American Telecom PLC ("ATPLC"), a British public corporation, which is owned approximately 80% by Europe American Capital Foundation ("EACF"), a Swiss foundation, which is the parent corporation also of Frampton Industries, Ltd. ("Frampton") and ABC Fund, Ltd. ("ABC"), entities affiliated with the Company under common control.

     The Company owns 3,571,429 (or 78.5%) of the shares of United Textiles common stock and 100% of the shares of USAC. United Textiles owns 45.2% of Play Co. which in turn owns 93.4% of Toys International.COM, Inc. ("Toys") and 100% of Play Co. Toys Canyon Country, Inc. ("Canyon").

     The following chart depicts the Company's ownership structure:

                       Europe American Capital Foundation


Frampton Industries, Ltd. (100%) American Telecom PLC (80%) ABC Fund, Ltd.(100%)

                                     (100%)

                                U.S. Stores Corp.
                                     (67.7%)

                     Multimedia Concepts International, Inc.
                                 (78.5%) (100%)
                               U.S. Apparel Corp.
                          United Textiles & Toys Corp.
                                     (45.2%)

                       Play Co. Toys & Entertainment Corp.

Ownership of U.S. Apparel Corp. and United Textiles & Toys Corp.

U.S. Apparel Corp.

     In February 1997, the Company formed a wholly-owned subsidiary, USAC - a New York corporation of which the Company's president is the president and a director - to design and manufacture a line of private label cotton "t-shirts" and "polo" type tops predominantly for men and boys. See "-- Business of U.S. Apparel Corp."

United Textiles & Toys Corp.

     On January 2, 1998, the Company was issued 3,571,429 shares of common stock of United Textiles, at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) in repayment of a $1 million loan made by the Company to United Textiles. United Textiles is a company of which the Company's president is president and a director. As a result of the transaction, the Company became the parent of United Textiles, owning 78.5% of the outstanding shares of the common stock of same.

     United Textiles is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. It formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, United Textiles ceased all operating activities. It now operates solely as a holding company for Play Co.

Business of U.S. Apparel Corp.

     USAC designs and manufactures a line of private label knit cotton tops (such as T-shirts and polo shirts) for boys and men. USAC's garments consist of original designs and modifications and copies of existing designs. Typically, USAC's customers provide it with designs they desire to use which USAC forwards to a subcontractor in Honduras. The subcontractor creates the pattern from the design provided it and sews sample garments which it then delivers to USAC sales personnel who then deliver same to USAC's customers for approval. Once the samples are approved, customers place their orders with USAC, typically four months in advance. USAC sends the orders to the subcontractor which manufactures the final product and ships same LDP (i.e., land and duty paid) to a public warehouse in Florida where USAC's customers retrieve the goods. USAC maintains a showroom at 1385 Broadway in New York City and is continually seeking to design and market new products.

Supplies and Inventory

     USAC purchases all of its fabrics and non-fabric sub-materials (zippers, buttons, and trimmings) directly from the subcontractor which sews the garments and purchases only so much as is required to fill orders placed with it. USAC has found that this process is the most cost-effective means of operating its business and expects to continue its operations in this manner in the future, though it may use other or additional manufacturers. Although management of USAC is of the opinion that the fabrics and non-fabric sub-materials it uses are readily available and that there are numerous manufacturers for such goods who offer similar terms and prices, there can be no assurance that management is correct in such belief. The unavailability of fabrics or the absence of clothiers, or the availability of either at unreasonable cost, could adversely affect the operations of USAC and, hence, the Company.

     Since USAC purchases only finished garments from the overseas subcontractor, it does not buy or maintain an inventory of fabrics or sub-materials. While USAC has not experienced difficulty in satisfying finished garment requirements and considers its source of supply adequate, there can be no assurance that such supply will continue to be available or that it will continue to be available on terms or at prices USAC deems reasonable.

Quality Control

     USAC conducts limited quality control in Honduras to ensure that finished goods meet USAC's standards. A quality control person inspects samples of garments on a random basis to ensure compliance with USAC's specifications.

Marketing and Sales

     Most of USAC's private label garments are sold through department stores in the United States such as K-Mart, Conway, and Ross. Sales to K-Mart accounted for approximately 92% and 82% of USAC's revenues for the year ended March 31, 1999 and the six month transition period ended March 31, 1998, respectively. USAC bills its clients on a net 30-day basis. Late or non-payment could cause material adverse effects on USAC's cash flow and operations, especially since a large portion of USAC's sales are to one customer.

     USAC does not sell on consignment and does not accept return of products other than imperfect goods or goods shipped in error. Imperfect goods are generally replaced with new, conforming goods. USAC believes that a key feature of its business is its ability to design, manufacture, and sell low cost garments which are similar in style and appearance to more expensive garments.

Work in Progress; Backlog

     A significant portion of USAC's sales are generated from short term purchase orders from customers who place orders on an as-needed basis. USAC typically manufactures its products upon receipt of orders from its customers and generally delivers goods within four weeks of receipt of an order. USAC generally manufactures approximately 10% more goods than is ordered by customers in anticipation of reorders from customers. Information relative to open purchase orders at any date may be materially affected by, among other things, the timing of recording of orders and shipments. Accordingly, the Company does not believe that the amount of its unfilled orders at any time is meaningful. At March 31, 1999, USAC had no unfilled purchase orders.

Financing

     USAC bills its clients on a net 30-day basis. Although it is customary in the garment industry to finance receivables through "factoring" (financing secured by the accounts receivable of the borrower's customers), USAC does not factor any of its receivables. Although USAC has no present intention to do so, it may rely on factoring to finance future operations.

Competition

     There is intense competition in the apparel industry. USAC designs, manufactures, and markets a line of T-shirts and polo shirts to department stores and competes with many other manufacturers in this market, many of which are larger and have greater financial and other resources than USAC. There are relatively insignificant barriers to entry in the business in which USAC is engaged and numerous companies compete for the same customers. USAC is in direct competition with local, regional, and national clothing manufacturers, many of which have greater resources and more extensive distribution and marketing capabilities than USAC. In addition, many large retailers have commenced sales of "store brand" garments which compete with those sold by USAC. Management believes that USAC's market share is insignificant in its product lines.

     Many of the national clothing manufacturers have extensive advertising campaigns which develop and reinforce brand recognition. In addition, many of such manufacturers have agreements with department stores and national retail clothing chains to jointly advertise and market their products. It can be expected that a retail shopper will buy a garment from a "brand name" entity before that of an unknown entity, if all other factors are equal. Since USAC advertises only via its showroom presentation, it has no agreements with department stores or national retail chains to advertise any of its products.

Business of Play Co. Toys & Entertainment Corp.

     Play Co., a Delaware corporation, was founded in 1974 and operates an aggregate of twenty-six stores throughout Southern California (in the Los Angeles, Orange, San Diego, Riverside, and San Bernardino Counties) and in (i) Tempe, Arizona, (ii) Las Vegas, Nevada, (iii) Dallas, Texas, (iv) Auburn Hills, Michigan, and (v) Chicago, Illinois. Play Co. intends to expand its operations geographically and in accordance therewith has executed leases to open ten additional stores by the end of calendar year 2000.

     Approximately 75% of Play Co.'s stores offer educational, new electronic interactive, and specialty and collectible toys and items for sale and are strategically located in highly trafficked, upscale malls. The remaining 25% sell traditional toys and games and are located in strip shopping centers. Given the favorable results obtained from a two year market test of the sale of children's swimwear in its stores, Play Co. recently expanded its product mix and now offers a limited number of children's swimwear and accessories for sale in many of its stores.

     Since 1997, Play Co. has embraced and implemented a new store design and layout, remodeled most of its older stores, closed non-profitable stores, and expanded its geographic market from exclusively Southern California to the mid-western United States. Since 1996, Play Co. has opened eight stores which are considered by management to be high-end retail toy and educational, electronic interactive stores. These outlets, and those Play Co. expects to open in the future, offer items comparable in quality and choice to those offered by FAO Schwarz, Warner Brothers, and Disney Stores and are expected to attract clientele similar to those attracted by such stores.

     In April 1999, Play Co. debuted the first of three dedicated electronic commerce websites. This site, www.ToysWhyPayRetail.com, represents a new trade name and allows consumers to purchase, at near wholesale prices, overstocks, special buys, and overruns on mostly name-brand toys purchased by Play Co. out of season. Play Co. plans to offer approximately 1000 items for sale on the website. The second electronic commerce website, www.Playco.com, is currently being developed to a state-of-the-art standard in conjunction with an Internet consulting firm. This second site, which will offer collectible and imported specialty merchandise such as die-cast cars, dolls, plush toys, trains, and collectible action figures, is expected to open in the fall of 1999. In conjunction with the website launch, Play Co. plans to place computer kiosks in its retail locations in order to permit customers to place orders on the website for goods otherwise not sold in such stores.

     Because Play Co.'s new and newly remodeled stores focus on the sale of educational and electronic interactive games and toys, specialty products, and collector's toys which generally carry higher gross margins than traditional toys, such stores have shown and are expected to continue to show higher gross profits than Play Co.'s older stores (which focused primarily on the sale of traditional toys).

Employees

     As of July 30, 1999, the Company, including USAC, had three executive officers and no employees.

ITEM 2. PROPERTIES

     Until April 1998, the Company, along with United Textiles, subleased 20,000 square feet of industrial space at 448 West 16th Street, New York, New York, at an approximate rate of $12,500 per annum. It is at this location that the Company housed its administrative offices, factory, and warehouse. In April 1998, in connection with United Textiles' cessation of its textile operations, the Company and United Textiles moved its administrative offices to 1410 Broadway, Suite 1602, New York, New York 10018 and vacated its former office, factory, and warehouse space at 448 West 16th Street. The office space at this location was leased to USAC (a subsidiary of Multimedia, the Company's parent), and pursuant to an oral agreement with USAC, neither the Company nor United Textiles paid remuneration for their use of the premises. The President of the Company is also the president of USSC and United Textiles.

     On July 1, 1999, the Company vacated 1410 Broadway and relocated, with United Textiles and USAC (the named tenant on the lease), to 1385 Broadway, Suite 814, New York, New York 10018. Pursuant to an oral agreement with USAC, neither the Company nor United Textiles pays remuneration for its use of the premises.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company or its parent or subsidiary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's securities were quote on the Nasdaq SmallCap Stock Market until they were delisted in March 1997. Since April 1997, the Company's securities have been quoted on the OTC Bulletin Board. The following table sets forth representative high and low bid quotes as reported by the OTC Bulletin Board whereon the Company's securities are quoted, during the periods stated below (quotes prior to April 1997 are reported by Nasdaq). Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.

                                                                 Common Stock                               Public Warrants

Calendar Period                                         Low                      High                Low                  High



              1997

01/01/97 - 03/31/97                                      5/8                     3 1/8               1/16                  17/32

04/01/97 - 06/30/97(1)                                   1/4                       7/8

07/01/97 - 09/30/97                                      1/4                         1

10/01/97 - 12/31/97                                      1/8                       1/2



              1998

01/01/98 - 03/31/98                                      1/8                      7/16

04/01/98 - 06/30/98                                     5/64                      9/16

07/01/98 - 09/30/98                                     0.26                      0.34

10/01/98 - 12/31/98                                    0.125                      0.26



              1999

01/01/99 - 03/31/99                                     0.12                      1.75

04/01/99 - 06/30/99                                     0.16                      0.34

07/01/99 - 07/31/99                                     0.19                      0.28


     (1) There was no market for the Company's warrants from April 8, 1997 until their expiration on November 8, 1997, and no warrants were exercised prior to expiration.

     As of July 30, 1999, there were approximately 51 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1200 additional beneficial owners of shares of Common Stock held in street name. As of July 30, 1999, the number of outstanding shares of the Company's Common Stock was 3,005,000.

Recent Sales of Unregistered Securities

     The Company sold no unregistered securities during the fiscal year ended March 31, 1999.

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

     The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document:

                                                                 March 31,                  March 31,
                                                                   1999                     1998
                                                                                            Restated
Balance Sheet Data:

Working capital                                                     $3,419,711                     $6,085,868

Total assets                                                        23,599,316                     15,750,583

Total current liabilities                                           12,119,228                       4,411,870

Long-term obligations                                                 8,527,116                      7,055,549

Stockholders' equity                                                  1,949,272                      2,303,042



Operating data:



Net sales                                                          $37,791,421                     $15,869,731

Cost of sales                                                        21,801,832                     10,897,966

Total operating expenses                                             14,737,247                      6,251,399

Net income (loss)                                                      (353,770)                    (5,119,298)

Income (loss) per common share                                                  (.12)                       (1.17)

Weighted average shares outstanding                                   3,005,000                     3,005,000


Results of Operations

     In May 1998, the Company's Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st. The accompanying consolidated financial statements as of March 31, 1998 reflect the results of operations for the six months ended March z31, 1998. Consequently, the following management discussion covers the year ended March 31, 1999 only.

     The consolidated financial statements contained herein for the year ended March 31, 1999 and the six months ended March 31, 1998 in this document reflect the operations of the Company's wholly-owned subsidiary, U.S. Apparel Corporation ("USAC"), and the Company's 78.5% owned subsidiary, United Textiles & Toys Corp. ("United Textiles"), as well as United Textiles' 45.2% owned subsidiary, Play Co. Toys & Entertainment Corp. ("Play Co.")

For the year ended March 31, 1999:

     Consolidated net sales for the year ended March 31, 1999 were $37,791,421. This represented the consolidated net sales of the Company which was comprised of the following components:

U.S. Apparel                                        $3,413,581
Play Co.                                            34,371,230
United Textiles                                          6,610
                                                   $37,791,421



     At the end of March 1999, Play Co. had 25 retail locations, compared to 19 retail locations at the end of March 1998. During the fiscal year ended March 31, 1999, Play Co. opened six new stores.

     Consolidated cost of sales were $21,801,832 for the year ended March 31, 1999. The component breakdown of this item was as follows:

U.S. Apparel                                        $2,211,048
Play Co.                                            19,590,784
                                                   $21,801,832

     Consolidated operating expenses (total operating expenses less litigation related expenses and depreciation and amortization) were $13,722,541 for the year ended March 31, 1999.

     Play Co. incurred $27,659 of litigation related expenses in the period. In 1998, Play Co. closed five store locations. Play Co. settled the litigation relating to four of the five closed locations. Play Co. remains in litigation regarding the fifth closed store, and the expenses incurred through March 31, 1999 relate to the fifth store.

     Depreciation and amortization expense in the year ended March 31, 1999 was $987,047. Total interest expense amounted to $965,051 for the year ended March 31, 1999.

     For the year ended March 31, 1999, subsequent to the adjustment for the minority interest in the net losses of subsidiaries, the Company reported a consolidated net loss of $353,770, or $.12 per common share.



Liquidity and Capital Resources

     At March 31, 1999, consolidated working capital was $3,419,711 as compared to a working capital of $6,085,868 at March 31, 1998. For the year ended March 31, 1999, consolidated operating activities contributed funds of $293,584. Cash used for investing activities for the year ended March 31, 1999 amounted to $2,802,634.

     Consolidated financing activities generated funds of $1,984,958 during the year ended March 31, 1999. The primary elements in the generation of financing funds were net borrowings under a new financing agreement by Play Co. and net proceeds received by Play Co. from notes payable.

     As a result, consolidated net cash decreased from $1,635,058 at March 31, 1998 to $1,110,966 at March 31, 1999.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its planned merchandise mix change to emphasize specialty and educational toys, Play Co. enjoyed significant increases in sales and gross profits in the year ended March 31, 1999. While Play Co. believes that its new product mix will remain popular with the consumer market for the remainder of 1999, there can be no assurance that this growth will continue. The history of the toy industry indicates that there is generally at least one highly popular toy every year.

     Play Co.'s sales efforts are focused primarily on a defined geographic segment consisting of the Southern California area and the Southwestern United States. Play Co.'s future financial performance will depend upon continued demand for toys and hobby items and on the general economic conditions within that geographic market area, its ability to choose locations for new stores, its ability to purchase product at favorable prices and on favorable terms, and the effects of increased competition and changes in customer preferences.

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys R Us and Kay Bee Toy Stores. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Bros. Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. Play Co. also competes both through its electronic commerce operations and through its stores against Internet oriented toy retailers such as eToys, Inc. There can be no assurance that Play Co.'s business strategy will enable it to compete effectively in the toy industry.

Seasonality

     Play Co.'s operations are highly seasonal with approximately 30-40% of its sales falling within the third quarter which encompasses the Christmas selling season. Play Co. intends to open new stores throughout the year, but generally before the Christmas selling season, which will make the third quarter sales an even greater percentage of the total year's sales.

Impact of Inflation

     The impact on consolidated results of operations has not been significant. Play Co. attempts to pass on increased product prices over time.

Year 2000

     The Company does not believe that the Year 2000 computer issue will have a significant impact on its operations or financial position and thus does not believe that it will be required to significantly modify its internal computer systems. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, other entities' failures to ensure year 2000 capability may have an adverse effect on the Company via its subsidiary, Play Co.

     In 1998, Play Co. developed a plan to upgrade its existing management information system and computer hardware and to become year 2000 compliant. Play Co. has completed the hardware upgrade and has installed a year 2000 compliant upgrade to its accounting software. It expects to finish the year 2000 compliance work in the September quarter of 1999. Beyond this issue, Play Co. has no current knowledge of any outside third party year 2000 issues that would result in a material negative impact on its operations. It has reviewed its significant vendors' and financing arm's recent SEC filings vis-a-vis year 2000 risks and uncertainties and, on the basis thereof, is confident that the steps it has taken to become year 2000 compliant are sufficient. In continuation of this review, Play Co. shall continue to monitor or otherwise obtain confirmation from the aforesaid entities - and such other entities as management deems appropriate - as to their respective degrees of preparedness. To date, nothing has come to the attention of Play Co. that would lead it to believe that its significant vendors and/or service providers will not be year 2000 ready. The effect, if any, of year 2000 problems on Play Co.'s results of operations if Play Co. or its customers, vendors, or service providers are not fully compliant cannot be estimated with any degree of certainty. It is nonetheless possible that year 2000 problems could have a material adverse effect in that holiday 1999 purchases may be stunted due to consumer uncertainty and that the overall business environment may be disrupted in Play Co.'s fourth fiscal quarter, which in turn, would have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS

     See attached Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 14, 1997, the Company and Lazar, Levine & Company LLP ("LLC") mutually agreed that LLC would no longer be the Company's auditors. The resignation of LLC was not due to any discrepancies or disagreements between the Company and same on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, as there were no such discrepancies or disagreements. There were no disagreements during the two fiscal years ended September 30, 1997 and 1996 through the date of resignation, May 14, 1997. The Registrant's board of directors approved the acceptance of the accountant's resignation.

     The former accountants' reports on the Registrant's financial statements for the two years ended September 30, 1997 and 1996 contained an explanatory paragraph addressing the Company's ability to continue as a going concern.

     On July 1, 1997, the Company's board of directors authorized the Company's executive officers to engage Jerome Rosenberg, CPA, P.C. as the Company's new auditing firm for the year ending March 31, 1997. Prior to engaging Jerome Rosenberg, CPA, P.C., such accounting firm was not consulted on any matters relative to the application of accounting principles on specified transactions or in any matter that was the subject of a disagreement with the prior accountants.

     During the past two fiscal years and during the transition report for the period October 1, 1997 through March 31, 1998, no accountant's report on the Company's financial statements contained any adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

     The following table sets forth the names, ages, and titles of all directors and officers of the Company:

Name                            Age                  Position

Ilan Arbel                      46                   Chief Executive Officer, President, and Director

Rivka Arbel                     47                   Vice President and Director

Yair Arbel                      51                   Director



     All directors are elected at an annual meeting of the Company's shareholders and hold office for a period of one year or until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the board of directors may be filled by the remaining directors. Officers are appointed annually by, and serve at the discretion of, the board of directors. There are no family relationships between or among any officers or directors of the Company except that Rivka Arbel is the sister-in-law of Ilan Arbel and Moses Mika is the father of Mr. Arbel.

     As permitted under the Delaware General Corporation Law, the Company's Certificate of Incorporation eliminates the personal liability of the directors to the Company or any of its shareholders for damages caused by breaches of said directors' fiduciary duties. As a result of such provision, stockholders may be unable to recover damages against directors for actions which constitute negligence or gross negligence or are in violation of their fiduciary duties. This provision in the Company's Certificate of Incorporation may reduce the likelihood of derivative, and other types of shareholder, litigation against directors.

     Ilan Arbel was the president, secretary, and a director of the Company from inception until June 12, 1995. He was reelected a director in August 1995 and president in May 1996. Mr. Arbel has been the president, chief executive officer, and a director of United Textiles since 1991. Mr. Arbel was the president, chief executive officer, and a director of Atoys from February 1993 until July 1993 at which time he resigned as president thereof. In March 1995, Mr. Arbel was reelected president of Atoys, a position he held, with his directorship, until July 1996. Since its inception, in February 1997, Mr. Arbel has been the president and a director of USAC. From May 1993 to April 1997, Mr. Arbel was a director of Play Co. (from June 1994 until his April 1997 resignation, he was chairman). Since 1989, he has been the sole officer and director of Europe America Capital Corp., a company involved in investments and finance in the United States and Europe. Since 1993, he has been the president of European Ventures Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel and has B.A. degrees in Economics, Business, and Finance.

     Rivka Arbel has been a director of the Company since June 12, 1995 and was elected as vice president of the Company in May 1996. In October 1996, Mrs. Arbel resigned as an officer of the Company. Mrs. Arbel was re-elected as vice president in May 1997. From 1992 to present, Mrs. Arbel has been a director of United Textiles. Since 1986, Mrs. Arbel has been president and a director of Amigal, Ltd., a producer of men's and women's wear in Israel. Mrs. Arbel is the wife of Yair Arbel.

     Yair Arbel has been a director of the Company since June 12, 1995. Mr. Arbel is currently employed by Israeli Aircraft Industries, where he has been employed since 1980. Yair Arbel is the husband of Rivka Arbel and the brother of Ilan Arbel.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     No person ("a Reporting Person") who during the fiscal year ended March 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock or Series E Stock [which are the only classes of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934], failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year except as follows: all officers and directors failed to file Forms 5 (and its parent corporations) failed to file Forms 4. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary of Cash and Certain Other Compensation

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during (i) the fiscal year ended March 31, 1999, (ii) the transition period October 1, 1997 through March 31, 1998, and (iii) the fiscal year ended September 30, 1997 to each of the named executive officers of the Company.

                                                   SUMMARY COMPENSATION TABLE

                                         Annual Compensation                              Long-Term Compensation



Name and
Principal Position   Year                                           Awards                         Payouts

                                                                             Securities
                                                  Other       Restricted     Underlying                    All Other
                                                  Annual      Stock          Options/          LTIP        Compensation
                                                  Compen      Award(s)       SARs              Payouts
                         Salary     Bonus         -sation($)    ($)
                           ($)      ($)(1)
Ilan Arbel (2) ...   1999   --          --         --            --             --             --             --
  President,  CEO,
 And Director
                     1998   --          --         --            --             --             --             --
                     1997   --          --         --            --             --             --             --


     (1) Mr. Arbel does not receive any cash compensation as an officer of the Company. Mr. Arbel entered into an employment agreement with the Company in May 1996. See "Employment Agreements."

     (2) See "Employment Agreements."

Employment and Consulting Agreements

     On April 4, 1996, the board of directors authorized the Company to enter into a compensation agreement with Ilan Arbel. Pursuant thereto, the Company granted to Mr. Arbel an option to purchase 1,900,000 warrants at $0.04 per warrant, identical to the warrants sold by the Company in its initial public offering. The option was exercisable at $7.00 per share. The warrants and shares underlying the warrants were registered for resale pursuant to a Form S-8 registration statement. Mr. Arbel exercised this option in full and sold the warrants in April 1996. In addition, the board of directors authorized the Company to issue an additional option to Mr. Arbel to purchase 200,000 shares of Common Stock at $3.70 per share. On April 19, 1996, the board of directors and Mr. Arbel amended the compensation agreement and terminated the option to purchase 200,000 shares of Common Stock and in lieu thereof issued an option to purchase 1,000,000 warrants for a purchase price of $0.04 per warrant, the warrants bearing an exercise price of $7.00 per share. The warrants were registered for resale pursuant to an amendment to the Form S-8 registration statement. Mr. Arbel exercised this option in full and sold the warrants.

     In May 1996, the Company entered into an employment agreement with Ilan Arbel, for a period of five years. Pursuant thereto, Mr. Arbel became the president and chief executive officer of the Company. At such time, the Company and Mr. Arbel agreed to increase the option price to purchase the warrants to $1.90 per warrant, payable either in cash or other securities, whereupon Mr. Arbel owed the difference between the price he paid for warrants he had purchased previously ($0.04) and this new purchase price ($1.90). In October 1997, the Company and Mr. Arbel agreed to increase the option price to purchase the warrants to $2.50 per warrant, payable either in cash or other securities. The term "securities" was defined as any debt or equity security or convertible security, the underlying security of which is traded on either a national securities exchange or on the Nasdaq Stock Market. The price for which the securities could be exchanged to reduce the debt was 50% of the average bid price of the securities or the underlying securities of a convertible security, for a period of ninety days ending five days prior to the exchange. The employment agreement provides that no other compensation or remuneration be paid to Mr. Arbel during its term. As payment of the debt, Mr. Arbel, through certain affiliates, transferred to the Company an aggregate of 803,070 shares of Play Co. Series E preferred stock, each share of which is convertible into six shares of Play Co. common stock at the option of the holder, subject to holding periods.

     In April 1999, USAC entered into a verbal consulting agreement with Yu Jin International, Inc. ("Yu Jin") pursuant to which Yu Jin oversees the day to day production of garments and operating activities of USAC's subcontractor. During the 1st fiscal quarter of 2000, USAC remitted $51,800 to Yu Jin in accordance with the terms of the aforesaid agreement.From 1992 to October 1998, the Company and its subsidiaries were provided consulting services from Westside Apparel. During the fiscal year ended March 31, 1999, Westside Apparel was paid $110,367 in consulting fees, inclusive of a profit percentage, pursuant to its oral agreement with USAC.

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

     The Management Plan was adopted to provide the board of directors with sufficient flexibility regarding the forms of incentive compensation which the Company will have at its disposal in rewarding executive officers and directors who are also employees of either the Company or its subsidiary(ies) or who render significant services to the Company or its subsidiary(ies). To enable the Company to attract and retain qualified personnel without unnecessarily depleting the Company's cash reserves, the board of directors intends to offer key personnel equity ownership in the Company through the grant of stock options and other rights pursuant to the Management Plan. The Management Plan is designed to augment the Company's existing compensation programs and is intended to enable the Company to offer executive officers and directors who are also employees of the Company a personal interest in the Company's growth and success through awards of either shares of Common Stock or rights to acquire shares of Common Stock.

     The Management Plan is intended to help the Company attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those executive management employees (generally the chairman of the board, vice chairman, chief executive officer, chief operating officer, president, and vice president of the Company) who perform services of special importance to the Company will be eligible to participate under the Management Plan. The Company does not presently have any intention to hire any additional management employees and has not engaged in any solicitations or negotiations with respect to the hiring of any management employees. It is anticipated that awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 31, 1999, by (i) each beneficial owner of 5% or more of the Company's Common Stock, (ii) each of the Company's executive officers, directors, and key employees, and (iii) all executive officers, directors, and key employees as a group:

                   Name and Address                                Number of Shares             Percent of Common Stock
                 of Beneficial Owner                             Beneficially Owned1             Beneficially Owned2


U.S. Stores Corp.
1385 Broadway, Suite 814
New York, New York  10018                                             2,033,155                                67.7%

Ilan Arbel (3)
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                              2,033,155                                67.7%
New York, New York  10018

American Telecom, PLC (4)
8-13 Chiswell Street                                                  2,033,155                                67.7%
London EC 1Y 4UP

Europe American Capital Foundation (5)
Box 47
Tortola British Virgin Islands                                        2,033,155                                67.7%

Yair Arbel
c/o United Textiles & Toys Corp.
c/o United Textiles & Toys Corp.                                          --                                     --
1385 Broadway, Suite 814
New York, New York  10018

Rivka Arbel
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                                  --                                     --
New York, New York  10018

Officers and Directors as a Group
(4 persons)                                                               --                                     --

(footnotes from previous page)

     (1) Unless otherwise noted, all of the shares shown are held by individuals or entities possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual or entity to acquire them within 60 days, whether by the exercise of options or warrants, are deemed outstanding in determining the number of shares beneficially owned by such person or entity.

(2) The "Percent of Common Stock Beneficially Owned" is calculated by dividing the "Number of Shares Beneficially Owned" by the sum of (i) the total outstanding shares of Common Stock of the Company, and (ii) the number of shares of Common Stock that such person or entity has the right to acquire within 60 days, whether by exercise of options or warrants. The "Percent of Common Stock Beneficially Owned" does not reflect shares beneficially owned by virtue of the right of any person, other than the person named and affiliates of said person, to acquire them within 60 days, whether by exercise of options or warrants.

     (3) Ilan Arbel is the president and a director of each of USSC, a private company which is the parent of the Company (owning 67.7% of same), and United Textiles, a publicly traded company which is a subsidiary of the Company (owned 78.5% by same) and, therefore, can control the voting of the shares held by such entities.

     (4) ATPLC is a British corporation and the parent of USSC, owning 100% of same, and accordingly is a beneficial owner of the shares of Common Stock owned by USSC

     (5) EACF is a Swiss foundation and the parent of ATPLC, owning 80% of same, and accordingly is a beneficial owner of the shares of Common Stock owned by ATPLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 4, 1996, the board of directors authorized the Company to enter into a compensation agreement with Ilan Arbel. Pursuant thereto, the Company granted to Ilan Arbel an option to purchase 1,900,000 warrants, identical to the warrants sold by the Company in its initial public offering. The warrants were registered for resale pursuant to an amendment to the Form S-8 registration statement. Mr. Arbel exercised this option in full and sold the warrants commencing in May 1996. See "Executive Compensation - Employment and Consulting Agreements."

     From October 1995 to September 1997, the Company loaned an aggregate of $1,276,235 to United Textiles. On January 2, 1998, the Company was issued 3,571,429 shares of common stock of United Textiles, a company of which Ilan Arbel is President, Chief Executive Officer, and a Director, at a price of $.28 per share as payment for $1 million loaned by the Company to United Textiles. As a result of the transaction, the Company owns 78.5% of the outstanding shares of common stock of United Textiles, effectively making United Textiles a subsidiary of the Company. Because United Textiles owns 45.2% of the outstanding shares of common stock of Play Co., the Company and its management obtained beneficial voting control of Play Co. through this transaction

     On January 20, 1998, USSC, a company which was incorporated on November 10, 1997, acquired 1,465,000 shares of the Company's Common Stock of which 1,339,000 shares were acquired from European Ventures Corp., a company in which Ilan Arbel is an officer and director, in a private sale. After this transaction, USSC held an aggregate of 1,868,000 shares of the Company's Common Stock, or 62.2% of the outstanding shares, effectively making the Company a subsidiary of USSC. Since then, USSC has acquired an additional 165,155 shares of the Company's Common Stock on the open market, rendering the Company a 67.7% owned subsidiary of same.

     In April 1998, American Telecom, exchanged all its outstanding common shares and all of the outstanding shares of its wholly owned subsidiary USSC with ATPLC, a publicly traded company in Great Britain. After this transaction, both American Telecom and USSC became wholly owned subsidiaries of ATPLC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following  financial  statements of the Company are included as Part II,
Item 8:

Report of Independent Certified Public Accountant                               F-1

Consolidated Balance Sheets as of March 31, 1999                                F-2

Consolidated Statements of Operations for the year ended March 31, 1999
and the six months ended March 31, 1998                                         F-4

Consolidated Statement of Changes in Stockholders' Equity for the two
years in the period ended March 31, 1999                                        F-5

Consolidated Statements of Cash Flows for the year ended March 31, 1999
and the six months ended March 31, 1998                                         F-6

Notes to Financial Statements                                                   F-8

     (b) During its last fiscal 1999 quarter, the Company filed no Forms 8-K.

     (c) All exhibits, except those designated with an asterisk (*) which are filed herewith have previously been filed with the Commission either in connection with the Company's Registration Statement on Form SB-2 or, as indicated by the reference herein and pursuant to 17 C.F.R.ss.230.411, are incorporated by reference herein. Exhibits previously filed but not as part of the SB-2 Registration Statement are incorporated herein by reference to the appropriate document.

3.1                   Certificate of Incorporation of the Company
3.2                   Amendment to Certificate of Incorporation of the Company, filed in May 1995
3.3                   Second Amendment to Certificate of Incorporation of the Company, filed in June 1995
3.5                   By-Laws of the Company
3.8(a)                Second Amendment to Certificate of Incorporation of the Company, filed in June 1996
3.9                   Certificate of Incorporation of U.S. Apparel  Corp.
4.1                   Specimen Common Stock Certificate.
10.1                  The Company Senior Management Incentive Plan.
27.1*                 Financial Data Schedule

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

                        March 31, 1999 and March 31, 1998



                                                                                                          Page

Report of Independent Certified Public Accountant                                                         F-1

Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 1999 and March 31, 1998                              F-2

         Consolidated Statements of Operations for the year ended March 31, 1999
         and the  six months ended March 31, 1998                                                         F-4

         Consolidated Statement of Changes in Stockholder's Equity for the year
         ended March 31, 1999 and the six months ended March 31, 1998                                     F-5

         Consolidated Statements of Cash Flows for the year ended March 31, 1999
         and the six months ended March 31, 1998                                                          F-6

Notes to Financial Statements                                                                             F-8

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


Board of Directors
Multimedia Concepts International, Inc.

     We have audited the accompanying consolidated balance sheets of Multimedia Concepts International, Inc. as of March 31, 1999 and March 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the year ended March 31, 1999 and the six months ended March 31, 1998.

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

     In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Multimedia Concepts International, Inc at March 31, 1999 and March 31, 1998, and the result of its operations and its cash flows for the year ended March 31, 1999 and the six months ended March 31, 1998 in conformity with generally accepted accounting principles.


Melville, New York
June 30, 1999

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1999 and March 31, 1998

                                                  March. 31,     March 31,
                                                     1999          1998


                           ASSETS (Note 10) (Note 3o)


CURRENT ASSETS:
  Cash and cash equivalents (Note 3c) .......   $ 1,110,966   $ 1,635,058
  Restricted certificate of deposit (Note 7)        350,000       250,000
  Accounts receivable .......................       692,266       404,288
  Advances to supplier ......................       474,572          --
  Inventories (Note 3d) .....................    11,595,284     7,929,061
  Prepaid expenses and other current assets .     1,315,851       189,516
  Loans and advances - affiliate ............          --          89,815
  Loans and advances - officer ..............          --            --

          Total current assets ..............    15,538,939    10,497,738
                                                -----------   -----------

PROPERTY AND EQUIPMENT - NET (Notes 2f and 9)     5,350,285     2,782,386
                                                -----------   -----------

OTHER ASSETS:
Restricted certificate of deposit (Note 7) ..     2,000,000     2,000,000
Due from affiliates .........................       136,662          --
Advances to equity affiliate (Note 1) .......       140,000       140,000
Deposits and other assets (Note 10) .........       433,430       330,459
                                                -----------   -----------

          Total assets ......................   $23,599,316   $15,750,583
                                                ===========   ===========
















     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1999 and March 31, 1998

                                                                                     March. 31       March 31,
                                                                                        1999           1998

                                                                                                     (Note 3o)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable ...............................................................   $  9,653,563    $  3,181,317
Accrued expenses and other current liabilities .................................        689,580         880,553
Current portion of notes payable (Note 12) .....................................      1,125,000         350,000
Due to affiliates ..............................................................        423,888            --
Current portion of capital lease obligation ....................................        227,197            --

     Total current liabilities .................................................     12,119,228       4,411,870
                                                                                                   ------------

LONG-TERM LIABILITIES:
  Borrowings under financing agreement (Note 10) ...............................      7,814,666       5,445,198
  Note payable, net of current portion (Note 12) ...............................           --         1,500,000
  Deferred rent liability ......................................................        126,769         110,351
  Current lease obligations, net of current portion ............................        585,681            --

          Total long-term liabilities ..........................................      8,527,116       7,055,549

          Total liabilities ....................................................     20,646,344      11,467,419
                                                                                                   ------------

MINORITY INTEREST IN SUBSIDIARIES ..............................................      1,003,700       1,980,122
                                                                                                   ------------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;  10,000,000 shares  authorized;  3,005,000 shares issued and outstanding at March 31, 1999 and
   March 31, 1998 respectively .................................................          3,005           3,005
  Additional paid-in capital ...................................................     13,102,005      13,102,005
  Retained earnings (Deficit) ..................................................    (11,155,738)    (10,801,968)
                                                                                   ------------    ------------

          Total stockholders' equity ...........................................      1,949,272       2,303,042
                                                                                   ------------    ------------

          Total liabilities and stockholders' equity ...........................   $ 23,599,316    $ 15,750,583
                                                                                   ============    ============



     The accompanying notes are an integral part of these consolidated financial statements

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Year Ended    Six Months Ended
                                                                                     March 31,        March 31,
                                                                                       1999             1998
                                                                                                     Restated
                                                                                                     (Note 3o)

Net sales .......................................................................   $ 37,791,421    $ 15,869,731

Cost of sales ...................................................................     21,801,832      10,897,966
                                                                                    ------------    ------------

Gross profit ....................................................................     15,989,589       4,971,765
                                                                                                    ------------
Operating expenses:
Operating expenses ..............................................................     13,722,541       5,272,210
     Litigation related expenses (Note 13) ......................................         27,659         583,541
     Depreciation and amortization ..............................................        987,047         395,648
                                                                                    ------------    ------------

               Total operating expenses .........................................     14,737,247       6,251,399
                                                                                    ------------    ------------

               Operating  income (loss) .........................................      1,252,342      (1,279,634)
                                                                                                    ------------

               Other income:
                          Interest and other income .............................         90,242          12,500
               Other expenses:
                          Loss on investment ....................................           --      -(4,221,490)
                                                                                       1,342,584      (5,488,624)
Interest expense: (Note 10)
               Interest and finance charges .....................................        796,202          96,256
               Amortization of debt issuance costs ..............................        168,849         288,645
                                                                                    ------------    ------------

               Total interest expense ...........................................        965,051         384,901
                                                                                    ------------    ------------

             Income (loss) before the effect of non-cash dividends on
   convertible preferred stock and minority interest ............................        377,533      (5,873,525)

           Effect of non-cash dividends on convertible preferred stock ..........     (1,707,725)       (273,806)
                                                                                    ------------    ------------

           (Loss) before Minority interests .....................................     (1,330,192)     (6,147,331)

              Minority interest in net (loss) of consolidated subsidiary (Note 6)        976,422       1,028,033
                                                                                    ------------    ------------

           Net (loss) ...........................................................   $   (353,770)   $ (5,119,298)
                                                                                    ============    ============

           (Loss) per basic and diluted common share and share equivalents:
                          Net loss before minority interest .....................   $       (.44)   $      (2.05)
                          Minority interest in net loss .........................            .32             .34
                                                                                    ------------    ------------

           Net (loss) ...........................................................   $       (.12)   $      (1.71)
                                                                                    ============    ============

           Weighted average number of common shares outstanding .................      3,005,000       3,005,000
                                                                                    ============    ============

     The accompanying notes are an integral part of these consolidated financial statements

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARY

                        STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Years Ended March 31, 1998 restated
                               and March 31, 1999


                                                                              Additional
                                        Common Stock            Paid-In      Accumulated

                                  Shares           Amount       Capital        Deficit

Balance, September 30, 1997      3,005,000    $      3,005   $ 13,102,005   $ (5,682,670)

Net loss for the six months
  Ended March 31, 1998 ....     (5,119,298)

Balance, March 31, 1998 ...      3,005,000           3,005     13,102,005    (10,801,968)

Net loss for the year ended
   March 31, 1999 .........       (353,770)

Balance, March 31, 1999 ...      3,005,000    $      3,005   $ 13,102,005   $(11,155,738)
                              ============    ============   ============   ============




























     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                                                    Year Ended  Six Months Ended
                                                                                      March 31,    March 31,
                                                                                        1999         1998
                                                                                                   Restated
                                                                                                   (Note 3o)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................   $  (353,770)   $(5,119,298)
                                                                                                  -----------

Adjustments  to  reconcile  net  loss  to cash  (used)  provided  for  operating activities:
   Depreciation and amortization ...............................................       987,047        395,648
   Loss on abandonment of assets ...............................................          --           45,255
   Minority interests in net losses of subsidiaries ............................      (976,422)     1,980,122
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable ..................................      (287,978)       318,824
   (Increase) decrease in advances to supplier .................................      (474,572)        60,000
   (Increase) decrease in Merchandise inventories ..............................    (3,666,223)    (7,862,399)
   (Increase) decrease in prepaid expenses and other current assets ............    (1,126,335)      (189,516)
   (Increase) decrease in deposits and other assets ............................      (102,971)      (330,409)
   Increase in accounts payable ................................................     6,469,363      2,752,033
   Decrease in accrued expenses and liabilities ................................      (190,973)       827,027
   Increase in deferred rent liability .........................................        16,418        110,351
                                                                                   -----------    -----------

          Total adjustments ....................................................       647,354     (1,893,064)
                                                                                   -----------    -----------

          Net cash provided by operating activities ............................       293,584     (7,012,362)
                                                                                                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of restricted certificates of deposit .................................      (100,000)    (2,250,000)
Increase in property and equipment .............................................    (2,702,634)    (3,223,288)
Loss on investment .............................................................          --        4,221,490
Loans made and repaid by officer ...............................................          --        1,314,596
                                                                                                  -----------

          Net cash provided by (used for) investing activities .................    (2,802,634)        62,798
                                                                                                  -----------










     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           Increase (Decrease) in Cash

                                                           Year Ended   Six Months Ended
                                                            March 31,      March 31,
                                                              1999           1998
                                                                                                                           Restated
                                                                                                                           (Note 3o)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under financing agreement of subsidiary   $ 2,369,468    $ 5,445,198
  Loans and advances-affiliates ........................       377,041      1,276,235
  Proceeds from notes payable ..........................     2,700,000      1,850,000
  Repayment of notes payable ...........................    (3,425,000)          --
  Repayment under capital leases .......................       (36,551)          --

          Net cash provided by financing activities ....     1,984,958      8,571,433
                                                                          -----------

NET INCREASE (DECREASE) IN CASH ........................      (524,092)     1,621,869
Cash, beginning of period ..............................     1,635,058         13,189
                                                                          -----------

Cash, end of period ....................................   $ 1,110,966    $ 1,635,058
                                                                          ===========

Supplemental disclosure of cash flow information:
Interest paid ..........................................   $   965,051    $   384,901
Taxes paid .............................................   $     2,150    $       800




















     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           DESCRIPTION OF COMPANY:

     Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holding Corporation in April 1995 and then to its present name in June 1995. The Company was initially formed as a holding company for the purpose of forming an integrated clothing design, manufacturing, and distribution operation. In June 1994, the Company acquired 55% of the outstanding shares of the common stock of American Eagle Industries Corp., which had acquired 100% of the outstanding shares of Match II, Inc.

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

     In February 1997, the Company formed a new wholly owned subsidiary, U.S. Apparel Corp. ("U.S. Apparel"), which is engaged in the design and manufacture of a line of T-shirts and other tops, predominately for men. U.S. Apparel began operations in January 1997.

     In January 2, 1998, the Company acquired 3,571,429 shares of the outstanding common stock of United Textiles and Toys Corp. ("United Textiles"), a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these shares was at a price of $.28 per share ($.01 above the closing price on December 31, 1997) representing payment for $1,000,000 loaned to United Textiles by the Company. As a result of this transaction, the Company owns 78.5% of the outstanding shares of common stock of United Textiles, effectively making United Textiles a subsidiary of the Company.

     United Textiles is a company that was engaged in the design, manufacturing, and marketing of a variety of lower priced women's dresses, gowns, and separates for special occasions and formal events.

     United Textiles owns 45.2% of the outstanding common shares of Play Co. Toys and Entertainment Corp. ("Play Co."), a company that sells toys and educational games primarily on a retail basis. NOTE 1. DESCRIPTION OF COMPANY (continued):

     In March 1998, United Textiles, having sustained continuous losses, discontinued operating activities.

     Nature of Relationship with Affiliates:

     As  described  in  the  following   footnotes,   the  Company   engages  in
transactions with affiliated entities, many of which are under common control. These entities and the nature of the affiliates are as follows:

                         Affiliates Under Common Control
                    Name of Entity and Nature of Affiliation

     U.S. Stores Corp. ("U.S. Stores"): A private company whose president is Ilan Arbel, who is also a director. Parent company of the Company.

     European American Capital Foundation ("EACF"): Foundation which is the sole stockholder/beneficiary of Frampton Industries, Ltd. and ABC Fund, Ltd., and the majority stockholder of American Telecom, PLC.

     European American Capital Corporation ("EACC"): Entity of which Ilan Arbel and/or his relatives is/are officer(s) and/or director(s).

     Frampton Industries, Ltd. ("Frampton"): Entity which is wholly owned by EACF.

            American Telecom PLC: Entity which is 80% owned by EACF.

          ABC Fund, Ltd. ("ABC"): Entity which is wholly owned by EACF.

                                Other Affiliates
                         Name and Entity of Affiliation

     ZD Group, L.L.C. ("ZD"): ZD is a New York Trust, the beneficiary of which is a member of the family of the Company's President.

     European Ventures Corp. ("EVC"): Parent company of Shopnet.com. Ilan Arbel is the President. Moses Mika is the majority shareholder.

     Shopnet.com ("Shopnet"): The Chairman of Play Co. (who is a relative of the Company's President) is the President and a Director of Shopnet.

     Breaking Waves, Inc. ("BWI"): This entity is the wholly owned subsidiary of Shopnet and also owns 25% of Play Co.'s common stock. The President of BWI is also the Chairman of the Board of Play Co. and a relative of Ilan Arbel.

     The following chart graphically depicts the Company's ownership structure at March 31, 1999 for those entities under common control:


                       Europe American Capital Foundation


Frampton Industries, Ltd. (100%) American Telecom PLC (80%) ABC Fund, Ltd.(100%)

                                     (100%)

                                U.S. Stores Corp.
                                     (67.7%)

                     Multimedia Concepts International, Inc.
                                 (78.5%) (100%)
                               U.S. Apparel Corp.
                          United Textiles & Toys Corp.
                                     (45.2%)

                       Play Co. Toys & Entertainment Corp.


NOTE 2. BASIS OF PRESENTATION:

     In May 1998, the Company's Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st. Accordingly, the accompanying consolidated financial statements as of March 31, 1998 reflect the results of operations for the six months ended March 31, 1998.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company, its subsidiaries (U.S. Apparel and United Textiles), and United Textiles' subsidiary (Play Co.). All material intercompany balances and transactions have been eliminated in consolidation.

     Uses of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual amounts could differ from those estimates.

     Concentration of Credit Risk:

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable.

     The Company maintains, at times, deposits in federally insured financial institutions in excess of federally insured limits. Management attempts to monitor the soundness of the financial institutions and believes the Company's risk is negligible. Concentration with regard to accounts receivable are limited due to the Company's large customer base.

     Merchandise Inventories:

     Merchandise inventories are stated at the lower of cost (first-in, first-out method - "FIFO") or market.

     Fair Value of Financial Instruments:

     The carrying amount of the Company's financial instruments, consisting of accounts receivable, accounts payable, and borrowings approximate their fair value.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

     Statements of Cash Flows:

     For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Revenue Recognition:

     The Company and its subsidiaries recognize revenue upon shipment of finished goods to customers. All sales are pursuant to firm contracts, with no title to merchandise passing at shipping. Sales returns and discounts are reflected in net sales and historically have not been significant.

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):


     Net Loss Per Share

     During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which requires the disclosure of "basic" and "diluted"  earnings  (loss) per share.  Basic earnings
(loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the year ended March 31, 1999, there is no difference between basic and diluted loss per common share.

     Store Openings and Closing Costs:

     Costs incurred to open a new retail location such as advertising, training expenses and salaries of newly hired employees are generally expensed as incurred and improvements to leased facilities are capitalized. Upon permanently closing a retail location, the costs to relocate fixtures, terminate employees and other related costs are expensed as incurred. In addition, the unamortized balances of any abandoned leasehold improvements are expensed.

     In April 1998, the AICPA's Accountings Standards Executive Committee issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. The SOP, which is effective for fiscal years beginning after December 15, 1998 with earlier application encouraged, requires entities to expense start-up and organization costs for establishing new operations. The Company adopted the provisions of this statement as of March 31, 1999 without impact given its historical treatment of store opening costs.

     Impairment of Long-Lived Assets:

     SFAS No. 121, Accounting for the Impairment of long-lived Assets and long-lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity by reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable. The Company adopted SFAS No. 121 effective April 1, 1997. There was no impact of such adoption on the Company's financial condition and results of operations.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

     Effect of New Accounting Pronouncements:

     In June 1997, the FSAB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company during the fiscal year ending March 31, 1999 without impact to the financial statements for either of the years ended March 31, 1999 or 1998.

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997. Management reviewed the provision of this statement during the year ended March 31, 1999. While Play Co. has expanded into several states during the year, management believes Play Co.'s operations to be limited to one reporting segment being a retailer of educational, specialty, collectible, and traditional toys. All of Play Co.'s sales have been domestic, and there are no foreign operations.

     Restatement of Financial Statements - March 31, 1998:

     The consolidated financial statements for the year ended March 31, 1998 have been restated to reflect a restatement by Play Co. of its dividend attributable to the beneficial conversion feature of its Series E preferred stock. This restatement resulted in an increase of $1,473,806 in its originally reported net loss.

NOTE 4. INVESTMENT BY U.S. STORES CORP.:

     On January 20, 1998, U.S. Stores acquired 1,465,000 shares of the Company's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of the Company's common stock or 63% of the outstanding shares, effectively making the Company a subsidiary of U.S. Stores.

     On February 28, 1998, American Telecom Corporation ("American Telecom") acquired 100% of the outstanding common shares of U.S. Stores. American Telecom was incorporated on July 18, 1997. The Company's President is also President and a Director of American Telecom. After this transaction, American Telecom effectively obtained beneficial voting control of the Company and its subsidiaries.

     In April 1998, American Telecom exchanged all of its outstanding common shares with American Telecom, PLC, a publicly traded company in Great Britain. After this transaction, American Telecom effectively became a subsidiary of American Telecom, PLC. Additionally, as part of this transaction, American Telecom, PLC acquired 100% of the outstanding common shares of U.S. Stores, thereby effectively making U.S. Stores a direct subsidiary of American Telecom, PLC.

NOTE 6. MINORITY INTEREST IN SUBSIDIARIES:

     The Company owns a majority interest (78.5%) in United Textiles, which in turn owns a majority interest (45.2%) in Play Co. The minority interest liability represents the minority shareholders' portion (21.5%) of United Textiles' equity at March 31, 1999.

NOTE 7. RESTRICTED CERTIFICATE OF DEPOSIT:

     At March 31, 1999 and 1998, the Company has three certificates of deposit which are restricted as to their nature. The first, in the amount of $2,000,000, represents collateral against a letter of credit securing financing to Play Co. under the FINOVA Capital Corporation agreement ("FINOVA Financing") (Note 10) and is classified as a non-current asset since the funds in the certificate of deposit will remain restricted until the letter of credit expires or is released by FINOVA Capital Corporation ("FINOVA"). The second, in the amount of $250,000, is collateral for a facility for letters of credit. The third, in the amount of $100,000, is to cover an increase on the previously mentioned letter of credit facility.

NOTE 8. WORKING CAPITAL GUARANTEE OF MAJORITY SHAREHOLDER:

     For the year ended March 31, 1999, the Company's Play Co. subsidiary reported a net loss of $1,566,857. For the year ended March 31, 1998, Play Co. reported a restated net loss of $3,528,276. These amounts include the minority shareholders' pro-rata share of net income or loss.

     The Company's beneficial and majority shareholder has represented his intent and ability to provide additional working capital to Play Co.

NOTE 9. FIXED ASSETS:

     Fixed assets consisted of the following:

                                           March 31,       March 31,
                                             1999            1998

Furniture, fixtures and equipment .....   $ 6,008,554    $ 4,260,738
Leasehold improvements ................     2,763,711      1,551,760
Signs .................................       501,798        317,363
Vehicles ..............................       104,912        104,912
Construction in progress ..............        68,065           --
                                            9,447,040      6,234,773
     Less: Accumulated depreciation and
     Amortization .....................    (4,096,755)    (3,452,387)
                                          -----------    -----------
                                          $ 5,350,285    $ 2,782,386
                                          ===========    ===========

     The reported amounts for March 31, 1999 include the consolidated fixed assets of United Textiles and Play Co.

NOTE 10. FINANCING AGREEMENTS:

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

     In connection with the Congress Financing, and the previous bank line of credit agreement, European American Capital Corp. ("EACC"), an affiliate (Note
1), provided a $2,000,000 letter of credit for collateral. As compensation to EACC, Play Co. granted EACC options to acquire shares of common stock and preferred stock, the aggregate value of which was $458,000. The aggregate $458,000 was initially included in other assets, as debt issuance costs, and additional paid-in capital. The option values were amortized into interest expense through the February 1, 1998 maturity of the Congress Financing, resulting in aggregate interest charges of $196,849 for the year ended March 31, 1998.

     In March 1997, the Congress Financing was amended to provide for, among other things, increased borrowing ratios and an additional $1,000,000 letter of credit as collateral from EACC. Thereafter, the Congress Financing was collateralized by an aggregate 3,000,000 in letters of credit through its maturity on February 1, 1998.

     On February 3, 1998, Play Co. borrowed $4,866,324 under the FINOVA Financing, the proceeds of which were used primarily to repay the then outstanding borrowings under the Congress Financing and to pay fees related to the FINOVA Financing.

     The FINOVA Financing, as amended currently, provides for maximum borrowings up to $8,300,000 based on a percentage of the cost value of eligible inventory, as defined. Outstanding borrowings bear interest at 1.5% above prime rate, as defined (the prime rate at March 31, 1999 and 1998 was 7.75% and 8.5%, respectively. The agreement matures on August 3, 2000 and can be renewed for one additional year at the lender's option.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11. CAPITAL LEASE OBLIGATIONS:

     During the year ended March 31, 1999, Play Co. entered into several leases with financing companies that have been classified as capital lease obligations. The amounts financed ranged from $49,901 to $232,098, with varying monthly installment payments from $849 to $5,313, at interest rates varying from 12.6% to 19.6%. the leases, which have maturity dates ranging from October 15, 2001 to March 1, 2004, require minimum payments as follows:

Year ending
March 31,

2000                                                               $    249,423
2001                                                                    249,423
2002                                                                    234,658
2003                                                                    213,986
2004                                                                    152,672
                                                                        -------

Total minimum lease payments                                          1,100,162

Less amount representing interest                                      (287,284)

Present value of minimum lease payments                                 812,878

Less current portion                                                   (227,197)

Long-term portion                                                   $   585,681
                                                                    ============

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 12. NOTES PAYABLE:

                                                                                                                 March 31,

                                                                                                   1999                      1998

Note payable to ABC, an affiliate (Note 1), bearing interest at 5% per annum. Converted with accrued interest of $33,333, into 1,533,333 shares of Series E Preferred Stock.

                                                                                           $             -           $     1,500,000

Note payable to BWI, an affiliate (Note 1), bearing interest at 15% per annum, paid in ten monthly installments of $25,000 plus accrued interest through maturity on December 31, 1998. Note was subordinate to the FINOVA
Financing (Note 10).


                                                                                                         -                   250,000

Note payable to stockholder of Toys International non-interest bearing, guaranteed by United Textiles, an affiliate (Note 1), paid in quarterly installments of $25,000 through its maturity on January 16, 1999.

                                                                                                         -                   100,000


Note payable to Shopnet, an affiliate (Note 1), bearing interest at 9% per annum, payable in monthly installments of $25,000 with an original maturity of June 15, 1999. Note has been verbally extended to an unspecified date.


                                                                                                       75,000                    -

Note payable to Full Moon Development, Inc., an unaffiliated entity, bearing interest at 12%, payable in monthly installments of $50,000 through maturity on July 30, 1999.

                                                                                                     200,000                     -

Note payable to Full Moon Development, Inc., an unaffiliated entity, bearing interest at 12%, payable in monthly installments of $66,667, except for the final installment which is due at maturity on June 30, 1999, twenty days after previous payment.


                                                                                                     200,000                     -

Convertible debenture to Frampton, an affiliate (Note
1), bearing interest at 5% per annum, with interest only payments due monthly beginning March 1, 1999, convertible to Series E Preferred Stock, due at maturity on December 31,
1999.


                                                                                                     500,000                     -

Convertible debenture to EACF, an affiliate (Note 1), bearing interest at 5% per annum, with interest only payments due monthly beginning March 1, 1999, convertible to Series E Preferred Stock, due at maturity on December 31,
1999.


                                                                                                     150,000                     -

          Total notes payable                                                                      1,125,000              1,850,000
          Less current portion                                                                    (1,125,000)              (350,000)
          Long-term portion                                                                $              -         $     1,500,000
                                                                                     =========================     =================

     The above notes, which are carried by Play Co., may carry interest rates that differ from prevailing interest rates. Play Co. has not provided for imputed interest on rate discounts or premiums as the effects are immaterial to the financial statements.

     The above convertible debentures to Frampton and EACF are both convertible into Series E preferred stock. The debenture holder has the right at any time prior to the maturity date to convert all or part of the outstanding principal plus any accrued interest. The conversion price is $.20 per share, i.e. for every $100,000 converted, the holder would receive 500,000 shares. Each share of Series E preferred stock is convertible into six shares of Play Co.'s common stock, at the option of the holder, subject to holding periods.

NOTE 13. CLOSURE OF RETAIL STORES - LITIGATION:

     During the year ended March 31, 1998, Play Co. closed and ultimately vacated five retail locations prior to the end of their lease terms. As a result, four of the five landlords filed lawsuits against Play Co. to collect unpaid rent as well as rental obligations remaining under the terms of the respective leases.

     Subsequent to the filing of actions by the landlords and through May 1998, Play Co., with the assistance of outside counsel, reached settlement agreements with the various landlords. These settlements aggregated $469,600, of which $57,820 remains outstanding on one settlement.

     The settlement of operations for the year ended March 31, 1999 and 1998 includes $27,659 and $583,541 of "litigation related expenses" which comprise the settlement costs on the aforementioned leases, legal fees which comprises the settlement costs on the aforementioned leases and legal fees associated with negotiations.

     Play Co. currently has one remaining landlord/tenant matter which has yet to be resolved as of March 31, 1999, Play Co. has accrued a liability related to this matter, which is an estimate by management on its analysis. Play Co.'s management expects this matter to be resolved without further material effects on the financial statements.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 14. INCOME TAXES:

     The reconciliation of income taxes computed at the federal statutory tax rate to income taxes at the effective income tax rate in the statements of operations is as follows:


                                                                                   March 31,

                                                                          1999                       1998
                                                                          ----                       ----

Federal statutory income tax (benefit) rate                                   34.0%                   (34.0)%
Permanent adjustments                                                           4.4                          -
State income taxes, net of federal benefit                                      1.5                      0.1
Change in valuation allowance                                                (38.4)                    33.9
                                                                             ------                    ----

          Effective income tax rate                                             1.5%                        - %
                                                                            =========                  ========


     At March 31, 1999, the Company has net operating loss (NOL) carryforwards of approximately $5,800,000 for federal tax purposes and approximately $5,600,000 for state purposes. The federal NOLs are available to offset future taxable income and expire at various dates through March 31, 2013 while the state NOLs are available and expire at various dates through March 31, 2003.

     A portion of the NOLs described above is subject to provisions of the Internal Revenue Code, Sections 382, which limits use of net operating loss carryforwards when changes in ownership of more than 50% occur during a three year testing period.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's net deferred income tax assets and liabilities are as follows:

                                                                            March 31,
                                                                         1999            1998

Inventories .....................................................   $  (329,264)   $  (227,696)
AMT tax credits .................................................       (23,260)       (23,260)
Accrued expenses ................................................        72,760        (19,779)

          Current portion of net deferred income tax
                (assets) liabilities ............................      (279,764)      (270,735)

Depreciation and amortization ...................................      (211,108)       (28,388)
Loss on disposal of assets ......................................       127,043         25,926
Net operating loss carryforwards ................................    (3,471,124)    (3,652,294)
Deferred rent liability .........................................       (50,099)       (43,891)
Income taxes ....................................................           794            508
Amortization of stock options ...................................      (200,520)      (202,049)

Long-term portion of net deferred income tax (assets) liabilities
                                                                     (3,805,014)    (3,900,188)

Total net deferred income tax (assets) liabilities ..............    (4,084,778)    (4,170,923)

Valuation allowance .............................................     4,084,778      4,170,923

          Net deferred income taxes .............................   $      --      $      --
                                                                    ===========    ===========


NOTE 15. COMMITMENTS AND CONTINGENCIES:

     Operating Leases:

     The Company, until June 30, 1999, occupied space at 1410 Broadway, New York, NY. It vacated these premises and relocated to 1385 Broadway, New York, NY. U.S. Apparel Corp. is the prime tenant on the lease.

     The lease which was signed on June 29, 1999 runs for a period of three years and provides for annual lease payments under this noncancellable lease as follows:

   Year Ending
    March 31,

       2000                               $24,503
       2001                                33,486
       2002                                34,576
       2003                                 8,712


     Play Co. leases its retail store properties under non-cancelable operating lease agreements which expire through October 2009 and require various minimum annual rentals. Several of the leases provide for renewal options to extend the leases for additional five or ten year periods.

     Certain store leases also require the payment of property taxes, normal maintenance and insurance on the properties and additional rents based on percentages of sales in excess of various specified retail sales levels.

     During the years ended March 31, 1999 and 1998, the Company incurred rental expense under all operating leases of $4,104,073 and $3,112,822, respectively. Contingent rent expense was insignificant during the years ended March 31, 1999 and 1998.

     At March 31, 1999, the aggregate future minimum lease payments due under these non-cancelable leases, including approximately $448,000 for the remaining term of the lease for a closed retail location through November 2003, are as follows:

                         Year ending    Related Party Office/     Retail
                         March 31,      Warehouse (Note 17)      Locations      Total
                         ---------      -------------------      ---------      -----

                        2000            $  247,289               $ 5,148,190     $ 5,395,479
                        2001                20,624                 4,952,250       4,972,874
                        2002                  --                   4,536,291       4,536,291
                        2003                  --                   4,374,766       4,374,766
                        2004                  --                   3,472,774       3,472,774
                        Thereafter            --                   7,447,655       7,447,655
Total minimum lease payments            $  267,913               $29,931,926     $30,199,839
                                       ===========               ===========     ===========

                                       F-

     Convertible Debt Agreement:

     As discussed in Note 12, Play Co. has a $1.5 million note payable to ABC, an affiliate. Prior to the August 15, 2000 maturity date, the note payable is convertible into the common stock of a subsidiary of Play Co. ABC may, at its option, convert all or a portion of the note and accrued unpaid interest thereon into up to 25% of the common stock of the subsidiary at an exercise price equal to the net book value of the subsidiary's shares.

     In June 1998, ABC, a Belize corporation which is (i) an affiliate of the Company and Play Co. under common control and (ii) the holder of a 5% convertible secured subordinated Play Co. debenture - dated January 21, 1998 and due August 15, 2000 - offered to amend the terms of the debenture to enable the conversion of the principal amount and accrued interest thereon into shares of Play Co.'s Series E preferred stock, at a conversion price of $1.00 per share. Play Co. agreed to convert the debenture since the conversion of the debt into equity would result in a strengthened equity position which Play Co. believed would provide confidence to its working capital lender, FINOVA, and trade creditors. Further, converting the debt to equity eliminated on-going interest expense requirements as well as the cash flow required to repay the debenture. Simultaneously with its offer to amend the debenture, ABC elected to convert same as of June 30, 1998, whereby $1.5 million in principal amount and $33,333 in accrued interest were converted into 1,533,333 shares of Series E preferred stock. ABC did not receive any registration rights regarding the shares. Simultaneously, ABC terminated the Subordinated Security Agreement between the parties and the Intercreditor and Subordination Agreement, dated January 21, 1998, by and between ABC and FINOVA.

     The debenture provided for the conversion, at the option of ABC, of the debenture into shares of common stock of either (i) a subsidiary which Play Co. intended to form for the purpose of acquiring those stores operated by Play Co. (or its subsidiaries) which conduct business as "Toys International," or (ii) any other subsidiary (such as Toys International.COM, Inc.) which might acquire a portion of the assets and business of Play Co. This option to convert was exercisable at the net book value of the subsidiary's shares on the date ABC exercised the option with a limitation on such share ownership being 25% of the total outstanding shares of said subsidiary. In September 1998, in accordance with the terms of the debenture ABC assigned its option to Tudor Technologies, Inc. ("Tudor"), an entity of which Mr. Moses Mika (a director of the Company and Play Co. and the father of the Company's president) is a shareholder. On July 15, 1999, Tudor elected to exercise its right to purchase the Toys common stock and requested that the exercise price be amended to reflect the book value of Toys at the most recent fiscal quarter, June 30, 1999. Play Co. agreed to Tudor's request.

NOTE 15. COMMITMENTS AND CONTINGENCIES (continued):

     Dependence on Suppliers:

     For the year ended March 31, 1998, United Textiles ceased manufacturing activities. All remaining inventory has been disposed of.

     The Company's sales through its subsidiary, U.S. Apparel, are generated from short-term purchase orders from customers who place orders on an as needed basis. U.S. Apparel typically manufactures its products upon receipt of orders from customers and delivers finished goods within four weeks of receipt of an order. U.S. Apparel generally manufactures 10% more goods than is needed in anticipation of reorders from customers.

     The Company has been able to purchase raw materials from a variety of suppliers.

     Approximately forty-one percent (41%) of Play Co.'s inventory purchases are made directly from five (5) manufacturers. Play Co. typically purchases products from its suppliers on credit arrangements provided by the manufacturers. The termination of a credit line or the loss of a major supplier or the deterioration of Play Co.'s relationship with a major supplier could have a material adverse effect on Play Co.'s business.

     Seasonality:

     Play Co.'s business is highly seasonal with a large portion of its revenues and profits being derived during the months of November and December.
Accordingly, in order for Play Co. to operate, it must obtain substantial short-term borrowings from lenders and its suppliers during the first three-quarters of each year to purchase inventory and for operating expenditures. Historically, Play Co. has been able to obtain such credit arrangements and substantially repay the amounts borrowed from suppliers and reduce outstanding borrowings from its lender during the fourth quarter of its fiscal year.

     Financing Agreement:

     In November 1998, Play Co. entered into an agreement with ZD, a related party (Note 1), to secure additional financing. Pursuant to this agreement, ZD issued a $700,000 irrevocable standby letter of credit ("L/C") in favor of FINOVA, Play Co.'s working capital lender. FINOVA then lent a matching $700,000 to Play Co. in the form of a term loan (Note 10). The term loan expires on August 3, 2000 and bears interest at prime plus one percent.

     As consideration for its issuance of the L/C, ZD will receive payments representing one-third (33%) of the net profits from three of Play Co.'s stores, Great Lakes Crossing, Gurnee Mills, and Woodfield Mall (scheduled to open late summer 1999). The net profit of each store will include an appropriate allocation of corporate overhead. The expense related to the net profits interest due to ZD will be accrued beginning April 1, 1999, the effective date of the agreement. The duration of the agreement with ZD is equal to the current lease term of each of the stores, including any renewals, but in any event not beyond the Company's fiscal year ending March 31, 2013. The store leases currently expire, including options for renewal, at various dates through June 2009. The Company will categorize this expense as (effective) interest since these costs represent compensation to secure additional financing.

     Additionally, as long as the agreement is in effect, ZD will have the right to nominate and appoint one-third of Play Co.'s Board of Directors.

Note 16. YEAR 2000

     The Company does not believe that the impact of the Year 2000 computer issue will have a significant impact on its operations or financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be adverse impact on the Company's operations. Furthermore, there can be no assurances that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company and its subsidiary, Play Co.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 17. RELATED PARTY TRANSACTIONS:

     Office and warehouse lease:

     Play Co. leases an office/warehouse building from a partnership of which one of the partners is Play Co.'s Chief Executive Officer and Director. The original lease was executed in October 1986. The lease term was for a 10-year period, with increases in the monthly rent tied to the CPI, adjusted every three years. The lease was amended in 1993 to extend the term through April 2000, with an option to extend for a period of five years under the same terms and conditions of the lease. Rent expense under this lease totaled $247,289 for each of the years ended March 31, 1999 and 1998.

     Consulting Fees:

     Play Co. made payments aggregating $33,000 and $25,000 to the Chairman of its Board of Directors for various consulting services during the years ended March 31, 1999 and 1998, respectively.

     Commitment of Financing:

     The individual, beneficiary majority stockholder of the Company, in a letter dated May 15, 1998, has represented his intent and ability to provide additional working capital to Play Co., should such be necessary, through September 1999.

Note 18. SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes and interest was as follows:


                                                  Years ended March 31,

                                            1999                            1998

Interest paid                            $        809,601           $              511,924
                                         ================

Income taxes                          $               805           $                  800
                                      ===================


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 19. SUBSEQUENT EVENTS:

     Consulting Agreement:

     In April 1999, U.S. Apparel entered into a verbal consulting agreement with Yu Jin International, Inc. ("Yu Jin") pursuant to which Yu Jin oversees the day to day production of garments and operating activities of U.S. Apparel's subcontractor. During the 1st fiscal quarter of 2000, U.S. Apparel remitted $51,800 to Yu Jin in accordance with the terms of the aforesaid agreement.

     Unsecured Promissory Notes:

     On April 22, 1999, Play Co. entered into an unsecured promissory note with Shopnet, an affiliate, (Note 1) for $100,000 at an interest rate of 9% per annum. The principal payments and accrued interest are due monthly beginning May 31, 1999, with a maturity date of August 31, 1999.

     On May 17, 1999, Play Co. entered into an unsecured promissory note with Shopnet, an affiliate (Note 1) for $100,000 at an interest rate of 9% per annum. The principal payments and accrued interest are due monthly beginning June 30, 1999, with a maturity date of September 30, 1999.

     Private Placement of Series F Stock:

     On May 18, 1999, the Board of Directors of Play Co. unanimously adopted a Corporate Resolution to enter into a Securities Purchase Agreement (the Private Placement) with several investors. The Private Placement was for 750,000 shares of Play Co.'s Series F Preferred Stock ("Series F Stock"), par value of $.01 per share, for gross proceeds of $750,000. Play Co. was also authorized to amend its articles of incorporation to change the terms and privileges of the Series F Stock. The Series F Stock is convertible into two shares of Common Stock at any time following the effective date of the registration statement registering the Series F Stock and underlying shares of Common Stock for resale.

     The Corporate Resolution also authorized Play Co. to file a Registration Statement with the Securities and Exchange Commission for the securities issued under the Private Placement.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Note 19. SUBSEQUENT EVENTS (continued):

     Private Placement of Series F Stock (continued):

     As part of the Private Placement, Play Co. granted an option to the Placement Agent and its assignees to purchase an aggregate 350,000 share of Common Stock, with an exercise price of $3.00 per share for a period of four years from the date of closing of the Private Placement. Additionally, as commission, the Placement Agent received a 10% fee, or $75,000, and a 1% fee, or $7,500, to cover administrative expenses. The Private Placement closed on May 27, 1999, providing net cash proceeds of $667,500 to Play Co. before legal and other administrative expenses.

     On the May 27, 1999 closing date of the Private Placement, Play Co.'s Common Stock had a closing price of $1.69. As such, the Series F Stock has a beneficial conversion feature which will result in accounting treatment to reflect non-cash dividends in future periods in a manner similar to the Series E Stock transactions.

     Common Stock Compensation of Consultant:

     In May 1999, Play Co. issued 45,333 shares of Common Stock to a consultant as compensation for site selections and negotiation of retail location leases. These services are being provided for new Play Co. stores opening in fiscal 2000. Play Co. has valued the shares based on the May 17, 1999 closing price of $1.375 per share, less a 10% discount for marketability restrictions for an aggregate value of approximately $56,000.

     Private Placement of Common Stock:

     In July 1999, pursuant to Regulation S of the General Rules and Regulations Under the Securities Act of 1933, as amended, Toys International.COM, Inc. ("Toys") sold 6.6% of its common stock in a private transaction in exchange for $2.8 million.

     Proposed Public Offering:

     In July 1999, Toys also entered into an investment agreement with an investment banking firm to take Toys public in an initial public offering. Toys expects to raise approximately $20 million to $25 million through the sale of 22% of its common stock within approximately 90 days.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this report to be signed on its behalf, thereunto duly authorized as of the 5th day of August 1999.


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


/s/ Ilan Arbel                                                President and Director                      8/5/99
Ilan Arbel                                                                                                Date

/s/ Rivka Arbel                                               Director                                    8/5/99
Rivka Arbel                                                                                               Date

/s/ Yair Arbel                                                Director                                    8/5/99
Yair Arbel                                                                                                Date
