Form 10QSB
period 1999-06-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1999-08-25
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.001 per share:
3,005,000 shares outstanding as of August 23, 1999.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                                                         TABLE OF CONTENTS


PART I.                    FINANCIAL INFORMATION                                                                  Page Number

Item 1.                FINANCIAL STATEMENTS
                  Consolidated Balance Sheets as of June 30, 1999 (unaudited)  and
                   March 31, 1999                                                                                    3

                  Consolidated Statements of Operations (unaudited) for the Three
                   Months Ended June 30, 1999 and 1998                                                               4

                  Consolidated Statement of Cash Flows (unaudited) for the Three                                     5
                   Months Ended June 30, 1999 and 1998

                  Notes to Financial Statements (unaudited)                                                         6-8

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF  OPERATIONS                                                                        9-11

PART II.                   OTHER INFORMATION                                                                        12


Item 1.                LEGAL PROCEEDINGS                                                                            12

Item 2.                CHANGES IN SECURITIES AND USE OF PROCEEDS                                                    12

Item 3.                DEFAULTS UPON SENIOR SECURITIES                                                              12

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          12

Item 5.                OTHER INFORMATION                                                                            12

Item 6.                EXHIBITS AND REPORTS ON FORM 8-K                                                             12

                       SIGNATURES                                                                                   13

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of June 30, 1999 and March 31, 1999

                                                                                            June 30,        March 31,
                                                                                              1999            1999
                                                                                          (Unaudited)       (Note 1)

                                     ASSETS


CURRENT ASSETS:
Cash and cash equivalents ...........................................................   $  1,775,303    $  1,110,966
Advances to supplier ................................................................        552,372         474,572
Accounts receivable .................................................................        273,099         692,266
Inventories .........................................................................     12,357,019      11,595,284
Prepaid expenses and other current assets ...........................................      1,393,311       1,315,851
          Total current assets ......................................................     16,351,104      15,188,939

PROPERTY AND EQUIPMENT-NET ..........................................................      5,584,910       5,350,285

OTHER ASSETS:
Advances to equity investee .........................................................        140,000         140,000
Due from affiliates .................................................................           --           136,662
Deposits and other assets ...........................................................      2,950,841       2,783,430
                                                                                           3,090,841       3,060,092
          Total assets ..............................................................   $ 25,026,855    $ 23,599,316
                                                                                        ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable ....................................................................   $ 13,319,562    $  9,653,563
Accrued expenses and other liabilities ..............................................        421,610         689,580
Current portion of notes payable and capital lease obligations ......................      1,260,530       1,352,197
Due to affiliates ...................................................................         85,000         423,888
     Total current liabilities ......................................................     15,086,702      12,119,228
LONG-TERM LIABILITIES:
Borrowings under financing agreement ................................................      8,263,713       7,814,666
Note payable and current lease obligations, net of current portion ..................        524,396         585,681
Deferred rent liability .............................................................        129,533         126,769
          Total long-term liabilities ...............................................      8,917,642       8,527,116
          Total liabilities .........................................................     24,004,344      20,646,344
MINORITY INTEREST IN SUBSIDIARIES (Note 3) ..........................................       (355,054)      1,003,700
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 10,000,000 shares authorized, 3,005,000
  shares issued and outstanding .....................................................          3,005           3,005
Additional paid-in capital ..........................................................     13,102,005      13,102,005
Retained earnings (Deficit) .........................................................    (11,727,445)    (11,155,738)
                                                                                           1,377,565       1,949,272
          Total liabilities and stockholders' equity ................................   $ 25,026,855    $ 23,599,316
                                                                                        ============    ============

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                        For the Three Months Ended

                                                                        June 30,      June 30,
                                                                          1999          1998
                                                                                      Restated
                                                                                      (Note 6)

REVENUES, net sales ................................................   $ 7,497,800    $ 7,319,749

COSTS AND EXPENSES:
  Cost of sales ....................................................     4,454,009      4,404,422
  Operating expenses ...............................................     3,914,295      2,751,073
  Depreciation .....................................................       224,703        188,652
          Total operating expenses .................................     8,593,007      7,344,147

OPERATING INCOME (LOSS) ............................................    (1,095,207)       (24,398)

OTHER INCOME
  Interest and other income ........................................        20,613         12,500

INTEREST EXPENSE:
Interest and finance charges .......................................       284,664        138,452
Amortization of debt issuance costs ................................        30,730         27,200
          Total interest expense ...................................       315,394        165,652

Income (loss) before the effect of non-cash dividends on convertible
  preferred stock ..................................................    (1,389,988)      (177,550)

Effect of non-cash dividends on convertible preferred stock ........      (540,473)      (273,806)

INCOME (LOSS) BEFORE MINORITY INTERESTS ............................    (1,930,461)      (451,356)
 Minority interests (Note 3) .......................................     1,358,754        267,232

NET INCOME (LOSS) ..................................................   $  (571,707)   $  (184,124)
                                                                       ===========    ===========

Basic and diluted income and (loss) per common share before
  minority interest ................................................   $      (.64)   $      (.15)

Minority interest in net income (loss) of consolidated subsidiary ..   $       .45    $       .09

Basic and diluted income (loss) per common share ...................   $      (.19)   $      (.06)
                                                                       ===========    ===========

Weighted average number of common shares outstanding ...............     3,005,000      3,005,000
                                                                       ===========    ===========


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                          Three Months Ended

                                                                                         June 30,       June 30,
                                                                                           1999           1998
                                                                                                        Restated
                                                                                                        (Note 6)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................................   $  (571,707)   $  (184,124)
Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization ..................................................       224,703        188,652
   Deferred rent ..................................................................         2,765          4,552
   Minority interests in net losses of subsidiaries ...............................    (1,358,754)      (267,232)
Changes in assets and liabilities:
(Increase) decrease in advances to suppliers ......................................       (77,800)          --
Decrease in accounts receivable ...................................................       419,167         55,415
(Increase) in merchandise inventories .............................................      (761,735)    (1,473,323)
(Increase ) decrease in prepaid expenses and other current assets .................       (77,460)        22,772
(Increase) decrease in deposits and other assets ..................................      (167,411)       148,680
Increase in accounts payable ......................................................     3,665,998      2,319,654
Increase in accrued expenses and other liabilities ................................      (267,970)       230,538
          Total adjustments .......................................................     1,601,503      1,229,708
          Net cash provided by operating activities ...............................     1,029,796      1,045,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ................................................      (196,653)      (461,933)
          Net cash provided by (used for) investing activities ....................      (196,653)      (461,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under financing agreement of subsidiary ............................       449,047      1,076,497
Repayment of notes payable of subsidiary ..........................................      (415,627)    (1,516,166)
Loans received from (repaid to) affiliate .........................................      (202,226)       (90,000)
          Net cash provided by (used for) financing activities ....................      (168,806)      (529,669)

NET INCREASE (DECREASE) IN CASH ...................................................       664,337         53,982
Cash, beginning of period .........................................................     1,110,966      1,635,058
Cash, end of period ...............................................................   $ 1,775,303    $ 1,689,040
                                                                                                     ===========

Supplemental disclosure of cash flow information:
Interest paid .....................................................................   $   315,394    $   165,652
Taxes paid ........................................................................   $      --      $      --


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)





NOTE 1 -          BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended June 30, 1999 and are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, as filed with the Securities and Exchange Commission.

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

                    In  February  1997,  the Company  formed a new  wholly-owned subsidiary, U.S. Apparel Corp. ("U.S. Apparel"), which is engaged in the design and manufacture of a line of T-shirts and other tops, predominately for men and boys.

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

                    United  Textiles  was  a  company  engaged  in  the  design, manufacturing, and marketing of a variety of lower priced women's dresses, gowns, and separates for special occasions and formal events. In April 1998, United Textiles, having sustained continuous losses, discontinued operating activities.

NOTE 2 -          DESCRIPTION OF COMPANY (continued):

                    United Textiles owns 44.9% of the outstanding  common shares of Play Co. Toys and Entertainment Corp. ("Play Co."), a company that sells toys and educational games primarily on a retail basis. Through its ownership of United Textiles, which still is considered to have a controlling influence over Play Co., the Company also effectively maintains control over Play Co.

NOTE 3 -          MINORITY INTEREST:

                    The  Company  owns a  majority  interest,  78.5%,  in United
               Textiles, which in turn owns a controlling interest, 44.9%, in Play Co. The minority interest liability represents the minority shareholders' portion, 21.5%, of United Textiles' equity and, 55.1%, of Play Co.'s equity at June 30, 1999.

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

NOTE 5 -          YEAR 2000:

                    The  Company  does not  believe  that the impact of the year
               2000 computer issue will have a significant impact on its operations or its financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, there can be no assurances that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company and its subsidiaries, United Textiles and Play Co.

NOTE 6 -          RESTATEMENT OF FINANCIAL STATEMENTS - JUNE 30, 1998:

                    The consolidated  financial  statements for the three months ended June 30, 1998 have been restated to reflect a restatement by Play Co. of its dividend attributable to the beneficial conversion feature of its Series E preferred stock. This restatement resulted in an increase of $106,911 in its originally reported net loss.

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

                 Three months ended June 30, 1999 compared to the three months ended June 30, 1998

     Consolidated sales for the three months ended June 30, 1999 were $7,497,800. Consolidated sales for the three months ended June 30, 1998 were $7,319,749. The increase of $178,051 or 2.4% is primarily due to sales contributions from Play Co.'s new stores.

     Consolidated cost of sales for the three months ended June 30, 1999 was $4,454,009, or 59.4% of sales, as compared to the three months ended June 30, 1998 in which the cost of sales was $4,404,422, or 60.2% of sales. The increase of $49,587 or 1.2% is primarily associated with the opening of new stores by Play Co.

     Consolidated operating expenses were $4,138,998, or 55.2% of sales, for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 in which the operating expenses were $2,939,725, or 40.2% of sales. The increase of $1,199,273, or 40.8%, is primarily due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores by Play Co.

     Consolidated depreciation and amortization expense included in the operating expenses for the three months ended June 30, 1999 was $224,703. The consolidated depreciation and amortization expense included in the operating expenses for the three months ended June 30, 1998 was $188,652.

     For the three months ended June 30, 1999, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $571,707, or $0.19 per common share. For the three months ended June 30, 1998, the Company reported a consolidated net loss of $184,124, or $0.06 per common share.

Liquidity and Capital Resources

     At June 30,  1999,  the  Company  reported  cash and  cash  equivalents  of
$1,775,303,   working  capital  of  $1,264,402,   and  stockholders'  equity  of
$1,377,565.

     At March 31,  1999,  the  Company  reported  cash and cash  equivalents  of
$1,110,966,   working  capital  of  $3,069,711,   and  stockholders'  equity  of
$1,949,242.

     The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans. There can be no assurance that the Company or any of its subsidiaries will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the three months ended June 30, 1999, operating activities provided funds in the amount of $1,029,796 as compared to $1,045,584 provided by operating activities in the three months ended June 30, 1998.

     The Company used $196,653 in investing activities in the three months ended June 30, 1999 as compared to a use of $461,933 in the three months ended June 30, 1998. The use is primarily due, in both periods, to the Company's subsidiary's (Play Co.) purchase of property and equipment in relation to new store openings.

     The Company used $168,806 and $529,669 for the three months ended June 30, 1999 and June 30, 1998, respectively. This reduction is primarily due to a lower level of loans repayment in the period ended June 30, 1999.

     As a result of these operating, investing, and financing activities, the Company reported a consolidated increase in cash of $644,337 for the three months ended June 30, 1999 and $53,982 for the three months ended June 30, 1998.

Trends Affecting Liquidity, Capital Resources and Operations

     As a result of its current merchandise mix, which emphasizes specialty and educational toys, Play Co. enjoyed significant sales and gross profits in fiscal year 1999.

     Play Co.'s current sales efforts focus primarily on a defined geographic segment consisting of the southern California area and the Southwestern and Midwestern United States. Its future financial performance will depend upon (i) continued demand for toys and hobby items and management's ability to adapt to continuously changing customer preferences and the market for such items, (ii) the general economic condition within Play Co.'s geographic area, as same may be expanded, (iii) Play Co.'s ability to chose locations for new stores, (iv) Play Co.'s ability to purchase product at favorable prices and on favorable terms, and (v) the effects of increased competition.

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

Year 2000

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or its financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, there can be no assurance that another entit s failure to ensure year 2000 capability would not have an adverse effect on the Company and its subsidiaries, United Textiles and Play. Co.

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

                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings: None

Item 2. Changes in Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

(a) The following exhibits are filed with this Form 10-QSB for the quarter ended June 30, 1999:

     27.1       Financial Data Schedule

(b) During the quarter ended June 30, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 24th day of August 1999.


MULTIMEDIA CONCEPTS INTERNATIONAL, INC.



By: /s/ Ilan Arbel
Ilan Arbel
President


By: /s/ Allean Goode
Allean Goode
Treasurer