Form 10QSB
period 1999-09-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 1999-12-14
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     STATE THE NUMBER OF SHARES OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY OUTSTANDING AS OF THE LATEST PRACTICABLE DATE: COMMON STOCK, $0.001 PER SHARE:
3,005,000 SHARES OUTSTANDING AS OF DECEMBER 9, 1999.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.                FINANCIAL INFORMATION                                                                       Page Number

Item 1.                FINANCIAL STATEMENTS
                       CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 (UNAUDITED)  and
                        March 31, 1999                                                                                    3

                       CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) for the three
                        and six months ended September 30, 1999 and 1998                                                  4

                       CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) for the six                                       5
                        months ended September 30, 1999 and 1998

                       NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                                         6-8

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS            9-12

PART II.               OTHER INFORMATION                                                                                  13

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1999 and March 31, 1999

                                                                                           Sept. 30,      March 31,
                                                                                             1999           1999
                                                                                         (UNAUDITED)      (NOTE 1)

                                     ASSETS

CURRENT ASSETS:

Cash and cash equivalents ...........................................................   $  1,511,506    $  1,110,966
Advances to supplier ................................................................        235,993         474,572
Accounts receivable .................................................................        527,712         692,266
Inventories .........................................................................     15,212,625      11,595,284
Stock subscription receivable .......................................................        723,678            --
PREPAID EXPENSES AND OTHER CURRENT ASSETS ...........................................      2,431,290       1,315,851
                                                                                        ------------    ------------
          Total current assets ......................................................     20,642,804      15,188,939

PROPERTY AND EQUIPMENT-NET ..........................................................      7,250,128       5,350,285

OTHER ASSETS:

Advances to equity investee .........................................................        140,000         140,000
Due from affiliates .................................................................           --           136,662
Deposits and other assets ...........................................................      3,484,478       2,783,430
                                                                                        ------------    ------------
                                                                                           3,624,478       3,060,092
                                                                                        ------------    ------------
          TOTAL ASSETS ..............................................................   $ 31,517,410    $ 23,599,316
                                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable ....................................................................   $ 19,311,187    $  9,653,563
Accrued expenses and other liabilities ..............................................        368,604         689,580
Current portion of notes payable and capital lease obligations ......................        864,429       1,352,197
Due to affiliates ...................................................................         45,000         423,888
                                                                                        ------------    ------------
     Total current liabilities ......................................................     20,589,220      12,119,228
LONG-TERM LIABILITIES:
Borrowings under financing agreement ................................................     10,725,774       7,814,666
Note payable and current lease obligations, net of current portion ..................      1,000,637         585,681
Deferred rent liability .............................................................        130,881         126,769
                                                                                        ------------    ------------
          Total long-term liabilities ...............................................     11,857,292       8,527,116
                                                                                        ------------    ------------
          Total liabilities .........................................................     32,446,512      20,646,344
MINORITY INTEREST IN SUBSIDIARIES (NOTE 3) ..........................................     (1,543,173)      1,003,700
STOCKHOLDERS' EQUITY:

Common stock, $.001 par value; 10,000,000 shares authorized, 3,005,000 shares issued and outstanding

                                                                                               3,005           3,005
Additional paid-in capital ..........................................................     13,102,005      13,102,005
Retained earnings (Deficit) .........................................................    (12,490,939)    (11,155,738)
                                                                                        ------------    ------------
                                                                                             614,071       1,949,272
                                                                                        ------------    ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................................   $ 31,517,410    $ 23,599,316
                                                                                        ============    ============

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the Three Months Ended       For the Six Months Ended

                                                     Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                       1999            1998            1999            1998
                                                                     Restated                        Restated
                                                                      (Note 6)                       (Note 6)

REVENUES, net sales ...........................   $  7,048,659    $  6,656,037    $ 14,546,458    $ 13,978,783
Cost of sales .................................      3,825,705       3,775,821       8,235,072       8,180,243
                                                  ------------    ------------    ------------    ------------
Gross profit ..................................      3,222,954       2,880,216       6,311,386       5,798,540
  Operating expenses:
  Operating expenses ..........................      3,798,958       2,798,044       7,713,252       5,664,530
  Depreciation expense ........................        228,514         194,029         453,217         382,681
                                                  ------------    ------------    ------------    ------------
          Total operating expenses ............      4,027,472       2,992,073       8,166,469       6,047,211

OPERATING INCOME (LOSS) .......................       (804,518)       (111,857)     (1,855,083)       (248,671)

OTHER INCOME

  Interest and other income ...................           --                 2          20,613          12,502

INTEREST EXPENSE:

Interest and finance charges ..................        300,269         156,860         584,933         295,312
Amortization of debt issuance costs ...........         47,424          27,202          78,154          54,402
                                                                  ------------    ------------    ------------
          Total interest expense ..............        347,693         184,062         663,087         349,714
                                                  ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS

                                                    (1,152,211)       (295,917)     (2,497,557)       (585,883)
                                                  ------------    ------------    ------------    ------------
 MINORITY INTERESTS (NOTE 3) ..................      1,188,119         415,119       2,546,873         682,351
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS) .............................         35,908         119,202          49,316          96,468

Effect of non-cash dividends on preferred stock

                                                      (799,402)       (477,973)     (1,384,517)       (751,779)
                                                  ------------    ------------    ------------    ------------

LOSS APPLICABLE TO COMMON SHARES ..............       (763,494)       (358,771)     (1,335,201)       (655,311)
                                                                                  ============    ============

Basic and diluted income (loss) per common
   SHARE ......................................   $       (.26)   $       (.12)   $       (.45)   $       (.22)
                                                                                                  ============

Weighted average number of common shares
   OUTSTANDING ................................      3,005,000       3,005,000       3,005,000       3,005,000
                                                                                                  ============



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                           Increase (Decrease) in Cash

                                                                                              Six Months Ended

                                                                                         Sept. 30,      Sept. 30,
                                                                                           1999           1998
                                                                                                        Restated
                                                                                                        (Note 6)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) .................................................................   $    49,316    $    96,468
Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization ..................................................       453,217        382,681
   Deferred rent ..................................................................         4,112          9,102
   Minority interests in net losses of subsidiaries ...............................    (2,546,873)      (682,351)
Changes in assets and liabilities:

(Increase) decrease in advances to suppliers ......................................       238,579           --
Decrease in accounts receivable ...................................................       164,554       (134,214)
(Increase) in merchandise inventories .............................................    (3,617,341)    (4,350,069)
(Increase ) decrease in prepaid expenses and other current assets .................    (1,115,439)      (750,243)
(Increase) decrease in deposits and other assets ..................................      (701,048)        68,419
Increase in accounts payable ......................................................     8,273,087      3,498,786
Increase in accrued expenses and other liabilities ................................      (320,976)       262,695
          Total adjustments .......................................................       831,872     (1,695,194)
          Net cash provided by operating activities ...............................       881,188     (1,598,726)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment ................................................    (2,353,040)    (1,160,919)
          Net cash provided by (used for) investing activities ....................    (2,353,040)    (1,160,919)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings under financing agreement of subsidiary ............................     2,911,108      3,036,798
Repayment of notes payable ........................................................       (72,812)      (352,550)
Stock subscription receivable .....................................................      (723,678)          --
Loans received from (repaid to) affiliate - net ...................................      (242,226)          --
          Net cash provided by (used for) financing activities ....................     1,872,392      2,684,248

NET INCREASE (DECREASE) IN CASH ...................................................       400,540        (75,397)
Cash, beginning of period .........................................................     1,110,966      1,635,058
CASH, END OF PERIOD ...............................................................   $ 1,511,506    $ 1,559,661
                                                                                                     ===========

Supplemental disclosure of cash flow information:

Interest paid .....................................................................   $   663,087    $   349,714
Taxes paid ........................................................................   $      --      $      --



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)

NOTE 1 -          BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the six months ended September 30, 1999 and are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, as filed with the Securities and Exchange Commission.

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


NOTE 2 -          DESCRIPTION OF COMPANY (CONTINUED):

     In September 1999, United Textiles sold 55,000 shares of Play Co. stock on the open market reducing United Textiles' ownership to 43.9% of the outstanding common shares of Play Co. Toys and Entertainment Corp. ("Play Co."), a company that sells toys and educational games primarily on a retail basis. Through its ownership of United Textiles, which still is considered to have a controlling influence over Play Co., the Company also effectively maintains control over Play Co.

NOTE 3 -          MINORITY INTEREST:

     The Company owns a majority interest, 78.5%, in United Textiles, which in turn owns a controlling interest, 43.9%, in Play Co. The minority interest liability represents the minority shareholders' portion, 21.5%, of United Textiles' equity and 56.1% of Play Co.'s equity at September 30, 1999.

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

NOTE 6 -          RESTATEMENT OF FINANCIAL STATEMENTS - SEPTEMBER 30, 1998:

     The consolidated financial statements for the three months ended September 30, 1998 have been restated to reflect a restatement by Play Co. of its dividend attributable to the beneficial conversion feature of its Series E preferred stock. This restatement resulted in an increase of $188,366 for the three months ended September 30, 1998 and in an increase of $295,277 for the six months ended September 30, 1998.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Consolidated sales for the three months ended September 30, 1999 were $7,048,659. Consolidated sales for the three months ended September 30, 1998 were $6,656,037. The increase of $392,622 or 5.9% is primarily due to sales contributions from Play Co.'s new stores.

     Consolidated cost of sales for the three months ended September 30, 1999 was $3,825,705, or 54.3% of sales, as compared to the three months ended September 30, 1998 in which the cost of sales was $3,775,821, or 56.7% of sales. The increase of $49,884 or 1.3% is primarily associated with the opening of new stores by Play Co.

     Consolidated operating expenses (excluding depreciation and amortization expenses) were $3,798,958, or 53.9% of sales, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 in which the operating expenses were $2,798,044, or 42% of sales. The increase of $1,000,914, or 35.8%, is primarily due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores by Play Co.

     Consolidated depreciation and amortization expense included in the operating expenses for the three months ended September 30, 1999 was $228,514. The consolidated depreciation and amortization expense included in the operating expenses for the three months ended September 30, 1998 was $194,029.

     For the three months ended September 30, 1999, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $763,494, or $0.26 per common share. For the three months ended September 30, 1998, the Company reported a restated consolidated net loss of $358,771, or $0.12 per common share.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1998

     Consolidated sales for the six months ended September 30, 1999 were $14,546,458. Consolidated sales for the six months ended September 30, 1998 were $13,978,783. The increase of $567,675 or 4.1% is primarily due to sales contributions from Play Co.'s new stores.

     Consolidated cost of sales for the six months ended September 30, 1999 was $8,235,072, or 56.6% of sales, as compared to the six months ended September 30, 1998 in which the cost of sales was $8,180,243, or 58.5% of sales. The increase of $54,829 or 0.7% is primarily associated with the opening of new stores by Play Co.

     Consolidated operating expenses (excluding depreciation and amortization expenses) were $7,713,252, or 53% of sales, for the six months ended September 30, 1999 as compared to the six months ended September 30, 1998 in which the operating expenses were $5,664,530, or 40.5% of sales. The increase of $2,048,722, or 36.2%, is primarily due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores by Play Co.

     Consolidated depreciation and amortization expense for the six months ended September 30, 1999 was $453,217. The consolidated depreciation and amortization for the six months ended September 30, 1998 was $382,681.

     For the six months ended September 30, 1999, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $1,335,201, or $0.45 per common share. For the six months ended September 30, 1998, the Company reported a restated consolidated net loss of $655,311, or $0.22 per common share.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company reported cash and cash equivalents of $1,511,506, working capital of $53,584, and stockholders' equity of $614,071.

     At March 31,  1999,  the  Company  reported  cash and cash  equivalents  of
$1,110,966,   working  capital  of  $3,069,711,   and  stockholders'  equity  of
$1,949,272.

     The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans. There can be no assurance that the Company or any of its subsidiaries will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the six months ended September 30, 1999, operating activities provided funds in the amount of $881,188 as compared to $1,598,726 used by operating activities in the six months ended September 30, 1998.

     The Company used $2,353,040 in investing activities in the six months ended September 30, 1999 as compared to a use of $1,160,919 in the six months ended September 30, 1998. The use is primarily due, in both periods, to the Company's subsidiary's (Play Co.) purchase of property and equipment in relation to new store openings.

     Financing activities provided $1,872,392 and $2,684,248 to the Company during the six months ended September 30, 1999 and September 30, 1998, respectively. This reduction is primarily due to a lower level of borrowing in the period ended September 30, 1999.

     As a result of these operating, investing, and financing activities, the Company reported a consolidated increase in cash of $400,540 for the six months ended September 30, 1999 and a decrease in cash of $75,397 for the six months ended September 30, 1998. On November 19, 1999, Play Co.'s subsidiary completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany. The Offering was underwritten by Concord.

     This subsidiary sold 2 million shares, or a 16.7% interest, in the Offering for gross proceeds of approximately $27 million. The Offering was priced at 13 Euro per share, or approximately $13.52 per share. Play Co. retained majority ownership of the subsidiary holding a 58.4% equity interest in same and, as a result, will continue to consolidate the subsidiary's operations into its financial statements.

     In addition to the 2 million shares sold by the subsidiary in the Offering, Concord and CDMI each sold 200,000 shares in the form of a greenshoe allotment. Both Concord and CDMI invested in the subsidiary in a private placement in July 1999. The total Offering size, including the greenshoe allotment, was 2.4 million shares.

     Play Co. expects to complete the accounting for the net proceeds of the Offering during the quarterly period ending December 31, 1999.

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

     The toy and hobby retail industry faces a number of potentially adverse business conditions including price and gross margin pressures and market consolidation. Play Co. competes with a variety of mass merchandisers, superstores, and other toy retailers, including Toys-R-Us, Kay Bee Toy Stores, Wal-Mart, and K-Mart. Competitors that emphasize specialty and educational toys include Disney Stores, Warner Brothers Stores, Learning Smith, Lake Shore, Zainy Brainy, and Noodle Kidoodle. There can be no assurance that Play Co.'s business strategy will enable it to compete effectively in the toy industry or that Play Co. will be able to generate sufficient revenues or have sufficient control over expenses and other charges to increase profitability.

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

YEAR 2000

     The Company does not believe that the impact of the year 2000 computer issue will have a significant impact on its operations or its financial position. Furthermore, the Company does not believe that it will be required to significantly modify its internal computer systems. However, if internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. Furthermore, there can be no assurance that another entity's failure to ensure year 2000 capability would not have an adverse effect on the Company and its subsidiaries, United Textiles and Play Co.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: None

ITEM 5. OTHER INFORMATION: None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (a) The following exhibits are filed with this Form 10-QSB for the quarter ended September 30, 1999:

     27.1       Financial Data Schedule

     (b) During the quarter ended September 30, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES

     PURSUANT TO THE  REQUIREMENTS  OF THE SECURITIES  EXCHANGE ACT OF 1934, THE
REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, ON THIS 10TH day of December 1999.

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