Form 10QSB
period 1999-12-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2000-03-01
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.001 per share: 3,005,000 shares outstanding as of February 25, 2000.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

       PART I.                   FINANCIAL INFORMATION                                                             Page Number

       Item 1.          FINANCIAL STATEMENTS
                        Consolidated  Balance  Sheets as of  December  31,  1999
                        (unaudited)  March 31, 1999                                                                     3

                        Consolidated  Statements of Operations (unaudited) for the three
                        months ended December  31,  1999 and 1998                                                       4

                        Consolidated Statement of Cash Flows (unaudited) for the nine
                        ended December  31,  1999 and 1998                                                              5

                        Notes to Financial Statements (unaudited)                                                     6-9

       Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

       PART II.                  OTHER INFORMATION

       Item 1.          LEGAL PROCEEDINGS                                                                              14

       Item 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS                                                      14

       Item 3.          DEFAULTS UPON SENIOR SECURITIES                                                                14

       Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            14

       Item 5.          OTHER INFORMATION                                                                              14

       Item 6.          EXHIBITS AND REPORTS ON FORM 8-K                                                               14

                        Signatures                                                                                     15

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1999 and March 31, 1999

                                                                                         Dec. 31,          March 31,
                                                                                           1999              1999
                                                                                  -------------------- -------------
                                                                                       (Unaudited)          (Note 1)
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents ..........................................................   $ 13,378,193    $  1,110,966
Advances to supplier ...............................................................        626,160         474,572
Accounts receivable ................................................................        985,422         692,266
Inventories ........................................................................     14,255,841      11,595,284
Notes receivable - affiliate .......................................................        650,000            --
Prepaid expenses and other current assets ..........................................        652,395       1,315,851
                                                                                       ------------    ------------
          Total current assets .....................................................     30,548,011      15,188,939

PROPERTY AND EQUIPMENT-NET .........................................................      7,316,185       5,350,285

OTHER ASSETS:
Advances to equity investee ........................................................        140,000         140,000
Due from affiliates ................................................................           --           136,662
Deposits and other assets ..........................................................      4,476,451       2,783,430
                                                                                       ------------    ------------

          Total assets .............................................................   $ 42,480,647    $ 23,599,316
                                                                                       ============    ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ...................................................................   $ 28,316,301    $  9,653,563
Accrued expenses and other liabilities .............................................      1,500,520         689,580
Current portion of notes payable and capital lease obligations .....................        848,774       1,352,197
Due to affiliates ..................................................................         34,448         423,888
                                                                                       ------------    ------------
     Total current liabilities .....................................................     30,700,043      12,119,228
LONG-TERM LIABILITIES:
Borrowings under financing agreement ...............................................         54,170       7,814,666
Note payable and current lease obligations, net of current portion .................      1,257,091         585,681
Deferred rent liability ............................................................        135,060         126,769
                                                                                       ------------    ------------
          Total long-term liabilities ..............................................      1,446,321       8,527,116
                                                                                       ------------    ------------
          Total liabilities ........................................................     32,146,364      20,646,344
MINORITY INTEREST IN SUBSIDIARIES (Note 3) .........................................     10,253,010       1,003,700
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 10,000,000 shares authorized, 3,005,000 shares issued
Additional paid-in capital .........................................................     13,102,005      13,102,005
Retained earnings (Deficit) ........................................................    (13,023,737)    (11,155,738)
                                                                                       ------------    ------------

     Total stockholders' equity ....................................................         81,273       1,949,272
                                                                                       ------------    ------------
          Total liabilities and stockholders' equity ...............................   $ 42,480,647    $ 23,599,316
                                                                                       ============    ============

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended      For the Nine Months Ended
                                                     Dec. 31,         Dec. 31,       Dec. 31,        Dec. 31,
                                                       1999             1998           1999            1998
                                                                     Restated                        Restated
                                                                     (Note 6)                         (Note 6)

REVENUES, net sales ...........................   $ 17,373,081    $ 15,275,152    $ 31,920,239    $ 29,254,456
Cost of sales .................................     10,046,011       8,907,103      18,281,083      17,087,346
                                                  ------------    ------------    ------------    ------------
Gross profit ..................................      7,327,070       6,368,049      13,639,156      12,167,110
  Operating expenses:
    Operating expenses ........................      6,195,937       4,277,500      14,211,539       9,990,277
     Litigation and settlement expense ........        183,464            --           270,206            --
    Depreciation expense ......................        320,918         325,210         774,135         707,891
                                                  ------------    ------------    ------------    ------------
          Total operating expenses ............      6,700,319       4,602,710      15,255,880      10,698,168
                                                  ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS) .......................        626,751       1,765,339      (1,616,724)      1,468,942

OTHER INCOME

  Interest and other income ...................         24,522           3,649          45,145          63,930

INTEREST EXPENSE:
Interest and finance charges ..................        307,870         221,860         823,453         517,172
Amortization of debt issuance costs ...........         58,097          73,032         174,889         127,434
                                                  ------------    ------------    ------------    ------------
        Total interest expense ................        365,967         294,892         998,342         644,606

INCOME (LOSS) BEFORE MINORITY INTERESTS
                                                       285,306       1,474,096      (2,569,921)        888,266
                                                  ------------    ------------    ------------    ------------
 Minority interests (Note 3) ..................         43,954        (577,184)      2,885,841         105,167
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS) .............................        329,260         896,912         315,920         993,433

Effect of non-cash dividends on preferred stock
                                                       799,402         477,973       2,183,919       1,229,752
                                                  ------------    ------------    ------------    ------------

Net income (loss) applicable to common shares
                                                  $   (470,142)   $    418,939    $ (1,867,999)   $   (236,319)
                                                  ============    ============    ============    ============

Basic and diluted income (loss) per common
   Share ......................................   $       (.16)   $        .14    $       (.62)   $       (.08)
                                                  ============    ============    ============    ============

Weighted average number of common shares
   Outstanding ................................      3,005,000       3,005,000       3,005,000       3,005,000
                                                  ============    ============    ============    ============

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                                           Nine Months Ended
                                                                                ----------------------------------------
                                                                                         Dec. 31,         Dec. 31,
                                                                                           1999             1998
                                                                                -------------------    -----------------
                                                                                                          Restated
                                                                                                          (Note 6)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................................   $ (1,867,999)   $   (236,319)
Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Amortization of debt issuance cost .............................................        174,889            --
   Depreciation and amortization ..................................................        774,135         707,891
   Deferred rent ..................................................................          8,291          13,654
   Minority interests in net losses of subsidiaries ...............................     (2,885,841)       (105,167)
Changes in assets and liabilities:
(Increase) decrease in advances to suppliers ......................................       (151,588)           --
(Increase) decrease in accounts receivable ........................................       (293,156)        119,159
(Increase) in merchandise inventories .............................................     (2,660,557)     (2,984,709)
(Increase ) decrease in prepaid expenses and other current assets .................        663,456      (1,552,841)
(Increase) decrease in deposits and other assets ..................................     (1,693,021)        173,429
Increase in accounts payable ......................................................      5,062,208       4,534,300
Increase in accrued expenses and other liabilities ................................        810,940         822,417
                                                                                      ------------    ------------
          Total adjustments .......................................................       (190,244)      1,728,133
                                                                                      ------------    ------------
          Net cash provided by operating activities ...............................     (2,058,243)      1,491,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment ................................................     (2,740,035)     (2,300,169)
Advance to affiliate ..............................................................       (650,000)           --
                                                                                      ------------    ------------
          Net cash provided by (used for) investing activities ....................     (3,390,035)     (2,300,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock of subsidiary ...........................     25,560,792            --
Net borrowings under financing agreement of subsidiary ............................     (7,760,496)      2,309,017
Repayment of notes payable ........................................................        167,987        (824,005)
Loans received from (repaid to) affiliate - net ...................................       (252,778)        (94,797)
                                                                                      ------------    ------------
          Net cash provided by (used for) financing activities ....................     17,715,505       1,390,215

NET INCREASE (DECREASE) IN CASH ...................................................     12,267,227         581,860
Cash, beginning of period .........................................................      1,110,966       1,635,058
                                                                                      ------------    ------------
Cash, end of period ...............................................................   $ 13,378,193    $  2,216,918
                                                                                      ============    ============

Supplemental disclosure of cash flow information:

Interest paid .....................................................................   $    823,453    $    644,806
Taxes paid ........................................................................   $       --      $       --

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999
                                   (Unaudited)


NOTE 1 -          BASIS OF PRESENTATION

                    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the nine months ended December 31, 1999 and are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, as filed with the Securities and Exchange Commission.

NOTE 2 -          DESCRIPTION OF COMPANY:

                    Multimedia Concepts International, Inc. (the "Company") is a
               Delaware corporation which was organized in June 1994 as a holding company for the purpose of forming an integrated clothing design, manufacturing, and distribution operation.

                    In  February   1997,  the  Company  formed  a  wholly  owned
               subsidiary, U.S. Apparel Corp. ("U.S. Apparel"), which is engaged in the design and manufacture of a line of T-shirts and other tops, predominately for men and boys.

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

                    United  Textiles  was engaged in the design,  manufacturing, and marketing of a variety of lower priced women's dresses, gowns, and separates for special occasions and formal events. In April 1998, having sustained continuous losses, it discontinued operating activities.

NOTE 2 -          DESCRIPTION OF COMPANY (continued):

                    In September  1999,  United  Textiles  sold 55,000 shares of
               Play Co. Toys & Entertainment Corp. ("Play Co.") common stock on the open market reducing its ownership of Play Co., as of December 31, 1999, to 43.9%. Play Co. is a retailer which sells toys and educational, electronic, and interactive games. Through its ownership of United Textiles, which at December 31, 1999 had a percentage of ownership of 43.9% and was still considered to exercise prerogative of control over Play Co., the Company also effectively maintains prerogative of control over Play Co.

NOTE 3 -          MINORITY INTEREST:

                    The  Company  owns a  majority  interest,  78.5%,  in United
               Textiles, which in turn owns a controlling interest, 43.9%, in Play Co., who in turn owns 58.4% of Toys International.com, Inc. ("Toys") The minority interest liability represents the minority shareholders' portion, 21.5%, of United Textiles' equity, 56.1% of Play Co.'s equity at December 31, 1999, and 41.6% of Toys equity at December 31, 1999.

NOTE 4 -          INVESTMENT BY U.S. STORES CORP.:

                    On January 20,  1998,  U.S.  Stores  Corp.  ("U.S.  Stores")
               acquired 1,465,000 shares of the Company's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and a Director of U.S. Stores. After this transaction, U.S. Stores held an aggregate of 1,868,000 shares of the Company's common stock, or 63% of the outstanding shares, effectively making the Company a subsidiary of U.S.
               Stores. At December 31, 1999, U.S. Stores owned 67.7% of the Company.

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

NOTE 5 - SALE OF SHARES BY PLAY CO.'S SUBSIDIARY -
         TOYS INTERNATIONAL.COM, INC.

                    On  November  19,  1999,  Toys,  a  subsidiary  of Play Co., completed an initial public offering (the "Offering") on the SMAX segment of the Frankfurt Stock Exchange in Germany. The Offering was underwritten by Concord Effekten AG ("Concord") of Frankfurt, Germany. Toys sold 2 million shares, or a 16.7% interest, in the Offering for net proceeds of approximately $23.3 million. The Offering was priced at 13 Euros per share, or approximately US $13.52 per share. Play Co. retained majority ownership of Toys (58.4%) and, as a result, will continue to consolidate Toys' operations in its financial statements. No gain or loss was recorded on the sales of Toys' shares in the public offering or in earlier private placements per Staff Accounting Bulletin No. 84.

NOTE 6 - CREDIT FACILITY:

                    On December 31, 1999, Play Co. had $54,170 outstanding under its revolving credit facility with FINOVA Capital Corporation ("FINOVA") and $6,990,395 available under the credit facility. During December, at Play Co.'s request, FINOVA agreed to reduce the maximum borrowing level of the credit facility from $11.3 million to $9.3 million and to terminate a $2 million standby letter of credit ("L/C") that previously helped support the credit facility. The termination of the L/C allowed the Play Co. access to a $2 million certificate of deposit which previously was restricted and was used as collateral for the L/C by the issuing bank. The amount outstanding at December 31, 1999 represented the interest accrued during the month of December 1999 as the principal balance was paid down to zero during the December quarter.

                    As of December 31, 1999, the FINOVA credit line is presented as a short term liability since the credit facility expires August 3, 2000, or within less than one year of the December 31, 1999 balance sheet date.

NOTE 7 -          YEAR 2000 UPDATE:

                    Subject to continued  monitoring  of third party  suppliers, the Company's year 2000 program ("Program") is complete, and no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the Company's business computer systems are year 2000 ready.

NOTE 8 -          RESTATEMENT OF FINANCIAL STATEMENTS - December 31, 1998:

                    The consolidated  financial  statements for the three months ended December 31, 1998 have been restated to reflect a restatement by Play Co. of its dividend attributable to the beneficial conversion feature of its Series E preferred stock. This restatement resulted in a reduction of income of $121,796 for the three months ended December 31, 1998 and in an increase of $52,397 to the loss for the nine months ended December 31, 1998.

   II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

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

Three months ended December 31, 1999 compared to three months ended December 31, 1998

         Consolidated sales for the three months ended December 31, 1999 were $17,373,081. Consolidated sales for the three months ended December 31, 1998 were $15,275,152. The increase of $2,097,929, or 13.7%, is primarily due to sales contributions from Play Co.'s new stores and Play Co.'s Internet operations in the United States and Germany.

         Consolidated cost of sales for the three months ended December 31, 1999 was $10,046,011, or 57.8% of sales, as compared to the three months ended December 31, 1998 in which the cost of sales was $8,907,103, or 58.3% of sales. The increase of $1,138,908, or 12.8%, is primarily associated with the opening of new stores by Play Co.

         Consolidated operating expenses (excluding litigation and settlement expenses and depreciation and amortization expenses) were $6,195,937, or 35.7% of sales, for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998 in which the operating expenses were $4,277,500, or 28% of sales. The increase of $1,918,437, or 44.8%, is primarily due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores by Play Co.

         During the three months ended December 31, 1999, Play Co. settled its final store closing litigation. The litigation expense of $183,464 this quarter represents an accrual by Play Co. to bring the total expense to $270,206, the total amount expected to be paid out.

         Consolidated depreciation and amortization expense included in the operating expenses for the three months ended December 31, 1999 was $320,918. The consolidated depreciation and amortization expense included in the operating expenses for the three months ended December 31, 1998 was $325,210.

         Consolidated interest expense for the three months ended December 31, 1999 was $365,967, or 2.1% of sales compared to $294,892, or 1.9% of sales, for the period ended December 31, 1998. The increase is primarily due to a higher average level of borrowing by Play Co. in the three months ended December 31, 1999.

         For the three months ended December 31, 1999, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $470,142, or $0.16 per common share. For the three months ended December 31, 1998, the Company reported restated consolidated net income of $418,939, or $0.14 per common share.

Nine months ended December 31, 1999 compared to the nine months ended December 31, 1998

         Consolidated sales for the nine months ended December 31, 1999 were $31,920,239. Consolidated sales for the nine months ended December 31, 1998 were $29,254,456. The increase of $2,665,783, or 9.1%, is primarily due to sales contributions from Play Co.'s new stores and Play Co.'s Internet operations in the United States and Germany.

         Consolidated cost of sales for the nine months ended December 31, 1999 was $18,281,083, or 57.3% of sales, as compared to the nine months ended December 31, 1998 in which the cost of sales was $17,087,346, or 58.4% of sales. The increase of $1,193,737, or 7.0%, is primarily associated with the opening of new stores by Play Co.

         Consolidated operating expenses (excluding litigation and settlement expenses and depreciation and amortization expenses) were $14,211,539, or 44.5% of sales, for the nine months ended December 31, 1999 as compared to the nine months ended December 31, 1998 in which the operating expenses were $9,990,277, or 34.1% of sales. The increase of $4,221,262, or 42.3%, is primarily due to an increase in payroll and related expenses as well as an increase in rent expense associated with the opening of new retail stores by Play Co.

         Litigation expenses of $270,206 represents an accrual by Play Co. to cover the settlement of litigation expenses related to Play Co.'s store closings.

         Consolidated depreciation and amortization expense for the nine months ended December 31, 1999 was $774,135. The consolidated depreciation and amortization for the nine months ended December 31, 1998 was $707,891.

         Consolidated interest expense for the nine months ended December 31, 1999 was $998,342 as compared to $644,606 for the nine months ended December 31, 1998. The increase is primarily due to a higher level of borrowing by Play Co. in the nine months ended December 31, 1999.

         For the nine months ended December 31, 1999, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $1,867,999, or $0.62 per common share. For the nine months ended December 31, 1998, the Company reported a restated consolidated net loss of $236,319, or $0.08 per common share.

Liquidity and Capital Resources

         At December 31, 1999, the Company reported cash and cash equivalents of $13,378,193, working capital deficit of $152,032, and stockholders' equity of $81,683.

         At March 31, 1999,  the Company  reported cash and cash  equivalents of
$1,110,966,   working  capital  of  $3,069,711,   and  stockholders'  equity  of
$1,949,272.

         Play Co., and hence the Company, has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans. There can be no assurance that the Company or any of its subsidiaries will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

         During the nine months ended December 31, 1999, operating activities used funds in the amount of $2,058,243 as compared to $1,491,814 provided by operating activities in the nine months ended December 31, 1998.

         The Company used $3,390,035 in investing activities in the nine months ended December 31, 1999 as compared to a use of $2,300,169 in the nine months ended December 31, 1998. The use is primarily due, in both periods, to the Company's subsidiary's (Play Co.) purchase of property and equipment in relation to new store openings and the issuance of a note receivable by Play Co. to an affiliated company.

         Financing activities provided $17,715,505 and $1,390,215 to the Company during the nine months ended December 31, 1999 and December 31, 1998, respectively. This increase is primarily due to the sale of Play Co.'s Series F Stock and the sale of Play Co.'s subsidiary's (Toys) common stock.

         As a result of these operating, investing, and financing activities, the Company reported a consolidated increase in cash of $12,267,227 for the nine months ended December 31, 1999 and an increase in cash of $581,860 for the nine months ended December 31, 1998.

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

Year 2000 Update

          Subject to continued monitoring of third party suppliers, the Company's year 2000 program ("Program") is complete, and no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the Company's business computer systems are year 2000 ready.

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

                                     PART II

Item 1. Legal Proceedings: The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse effect on its business. Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company.

Item 2. Changes in Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Form 10-QSB for the quarter ended December 31, 1999:

        27.1           Financial Data Schedule

(b) During the quarter ended December 31, 1999, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 29th day of February 2000.

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