Form 10KSB
period 2000-03-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2000-08-01
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    Delaware                                                     13-3835325
-----------------------------------------------------------------------         --------------------------------------------
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

         The Registrant's revenues for its fiscal year ended March 31, 2000 were $2,223,600.

         The aggregate market value of the voting stock on July 28, 2000 (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $125,609 based upon the closing price for such Common Stock on said date ($0.11), as reported by a market maker. On such date, there were 3,005,000 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

History

     Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was formed initially as a holding company for the purpose of forming an integrated clothing design, manufacturing, and distribution operation. It is currently, in principle, a holding company for its wholly-owned operating subsidiary, U.S. Apparel Corp. ("USAC"). The Company's other subsidiary, United Textiles & Toys Corp. ("United Textiles") ceased all operating activities in 1998. The Company and its subsidiary are hereinafter referred to in the aggregate as the "Company" except as otherwise required for clarity.

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

Ownership of the Company

     At fiscal year end March 31, 2000, 1,863,100 (or 62%) of the Company's shares of common stock were owned by U.S. Stores Corp. ("USSC"), a private company of which the Company's president is the president and a director. USSC is owned 100% by American Telecom PLC ("ATPLC"), a British public corporation, which is owned approximately 80.0% by Europe American Capital Foundation ("EACF"), a Liechtenstein trust, which is the parent corporation also of Frampton Industries, Ltd. ("Frampton") and ABC Fund, Ltd. ("ABC"), entities affiliated with the Company under common control.

         The Company owns 3,571,429 (or 78.5%) of the shares of United Textiles common stock and 100% of the shares of USAC.

         The following chart depicts the Company's ownership structure:

                       Europe American Capital Foundation
                 / /                   ||               \\
                / /                    \/                \\
Frampton Industries (100%) American Telecom PLC (80%)    ABC Fund, Ltd. (100%)
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                     (62.0%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                     (78.5%)                    \\
                                       ||                        \\
                                       \/                       (100%)
                          United Textiles & Toys Corp.        U.S. Apparel Corp.


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

Marketing and Sales

         Most of USAC's private label garments are sold through department stores in the United States such as K-Mart, Conway, and Ross. Sales to K-Mart accounted for approximately 100% and 92% of USAC's revenues for the years ended March 31, 2000 and March 31, 1999, respectively. USAC bills its clients on a net 30-day basis. Late or non-payment could cause material adverse effects on USAC's cash flow and operations, especially since a large portion of USAC's sales are to one customer.

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


Employees

         As of July 28, 2000, the Company, including USAC, had three executive officers and no employees.

Recent Developments

         At March 31, 2000, United Textiles' percentage of ownership in Play Co. was reduced to 21.69%. Accordingly, United Textiles has elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended.

         United Textiles will resume accounting for the investment in Play Co. under the equity method when Play Co. subsequently reports net income and the net income exceeds United Textiles' accumulated share of Play Co.'s net losses not recognized during the period of discontinuance of the equity method.

ITEM 2.  PROPERTIES

         Until April 1998, the Company, along with United Textiles, subleased 20,000 square feet of industrial space at 448 West 16th Street, New York, New York, at an approximate rent of $12,500 per annum. It is at this location that the Company housed its administrative offices, factory, and warehouse. In April 1998, in connection with United Textiles' cessation of its textile operations, the Company and United Textiles moved its administrative offices to 1410 Broadway, Suite 1602, New York, New York 10018 and vacated its former office, factory, and warehouse space at 448 West 16th Street. The office space at this location was leased to USAC, and pursuant to an oral agreement with USAC, neither the Company nor United Textiles paid remuneration for their use of the premises. The President of the Company is also the president of USSC and United Textiles.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's securities were quoted on the Nasdaq SmallCap Stock Market until they were delisted in March 1997. Since April 1997, the Company's securities have been quoted on the OTC Bulletin Board. The following table sets forth representative high and low bid quotes as reported by the OTC Bulletin Board whereon the Company's securities are quoted, during the periods stated below (quotes prior to April 1997 are reported by Nasdaq). Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.

                                                          Common Stock                     Public Warrants
         ----------------------------------    -------------------------------    -------------------------------
                    Calendar Period                   Low              High              Low              High
         ----------------------------------    --------------    -------------    --------------    -------------
                       1997
         01/01/97 - 03/31/97                                 5/8            3 1/8              1/16            17/32
         04/01/97 - 06/30/97(1)                              1/4              7/8
         07/01/97 - 09/30/97                                 1/4                1
         10/01/97 - 12/31/97                                 1/8             1/2

                       1998

         01/01/98 - 03/31/98                                 1/8             7/16
         04/01/98 - 06/30/98                                5/64             9/16
         07/01/98 - 09/30/98                                0.26             0.34
         10/01/98 - 12/31/98                               0.125             0.26

                       1999

         01/01/99 - 03/31/99                                0.12             1.75
         04/01/99 - 06/30/99                                0.16             0.34
         07/01/99 - 9/30/99                                 0.22             0.40
         10/01/99 - 12/31/99                                0.19             0.78

                       2000

         01/01/00 - 03/31/00                                0.38             1.38
         04/01/00 - 07/28/00                                0.11             0.69

         (1) There was no market for the Company's warrants from April 8, 1997 until their expiration on November 8, 1997, and no warrants were exercised prior to expiration.

         As of July 28, 2000, there were approximately 61 holders of record of the Company's Common Stock, although the Company believes that there are approximately 1,200 additional beneficial owners of shares of Common Stock held in street name. As of July 28, 2000, the number of outstanding shares of the Company's Common Stock was 3,005,000.

Recent Sales of Unregistered Securities

         The Company sold no unregistered securities during the fiscal year ended March 31, 2000.

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

         The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document:

                                                            March 31,                         March 31,
                                                               2000                               1999

Balance Sheet Data:
Working capital                                         $   1,370,681                     $  1,334,783
Total assets                                                3,638,850                        3,327,079
Total current liabilities                                   1,080,462                          813,366
Long-term obligations                                              -                                 -
Stockholders' equity                                        2,709,654                        2,635,720

Operating data:

Net sales                                                   2,168,534                        3,420,191
Cost of sales                                               1,527,970                        2,211,048
Total operating expenses                                      650,956                        1,062,720
Net income (loss)                                              73,934                          (25,314)
Income (loss) per common share                                    .02                             (.01)
Weighted average shares outstanding                         3,005,000                        3,005,000
------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

         In May 1998, the Company's Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st.

         The consolidated financial statements contained herein for the years ended March 31, 2000 and the year ended March 31, 1999 in this document reflect the operations of the Company's wholly-owned subsidiary, U.S. Apparel Corporation ("USAC"), and the Company's 78.5% owned subsidiary United Textiles & Toys Corp. ("United Textiles").

     For the year ended March 31, 2000 compared to the year ended March 31, 1999

         Consolidated net sales for the year ended March 31, 2000 were $2,168,534. This represented a decrease of $1,251,657, or 36.6% over net sales of $3,420,191 for the year ended March 31, 1999. The net decrease was due to shrinkage in orders from the Company's principal customer.

         Consolidated cost of sales was $1,527,970 for the year ended March 31, 2000 as compared to $2,211,048 for the year ended March 31, 1999. This represented a decrease of $683,078 or 30.9%. The decrease can be attributed to decreased sales volume.

         Consolidated operating expenses (total operating expenses less depreciation and amortization) were $650,311 for the year ended March 31, 2000 as compared to $1,062,015 for the year ended March 31, 1999. This represented a decrease of $411,704 or 38.8%. The decrease can be attributed to management's efforts to better control administrative expenses.

         Depreciation and amortization expense in the year ended March 31, 2000 was $645 as compared to $705 in the year ended March 31, 1999. This represented a decrease of $60 or 8.5%. The reason for this decrease was that the majority of the fixed assets were fully depreciated by March 31,1999.

         For the year ended March 31, 2000, subsequent to the adjustment for the minority interest in the net loss of United Textiles, the Company reported consolidated net income of $73,934 or $0.02 per common share. For the year ended March 31, 1999, subsequent to the minority interest adjustment, the Company reported a restated consolidated net loss of $25,314 or $.01 per common share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

         At March 31, 2000, consolidated working capital was $1,370,681 as compared to a working capital of $1,334,783 as of March 31, 1999. This change in consolidated working capital was largely due to a decrease in accounts receivable and an increase in accrued expenses.

         For the year ended March 31, 2000, consolidated operating activities used $64,818 as compared to the year ended March 31, 1999 in which $136,259 was used by operating activities. The decrease in the use of funds from operating activities was due mainly to a reduction in advances to suppliers and the reduction of inventories to zero.

         The Company used $45,015 in investing activities for the year ended March 31, 2000 as compared to a usage of $102,814 for the year ended March 31, 1999. The decrease is due primarily to a decrease in the investment in subsidiary.

         Consolidated financing activities generated funds of $234,000 during the year ended March 31, 2000 as compared to a generation of $238,000 in funds during the year ended March 31, 1999. The primary elements in the generation of financing funds were net borrowings from affiliates.

         As a result, consolidated net cash increased $124,167 from $984,999 at March 31, 1999 to $1,109,166 at March 31, 2000.

Trends affecting Liquidity, Capital Resources and Operations

         The Company's subsidiary, U.S. Apparel, is dependent on sales generated from one principal customer (national retailer).

Year 2000

         The Company in 1999 upgraded its computer system by installing a year 2000 upgrade to its software.

         Although the Company has not experienced any problems related to the year 2000 issues, the possibility still exists that such problems might arise during the calendar year. However, the effect, if any, of year 2000 problems on the Company's results of operations cannot be estimated with any degree of certainty if the Company or its affiliated companies, or service providers are not fully compliant.

ITEM 7. FINANCIAL STATEMENTS

                  See attached Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

         The following table sets forth the names, ages, and titles of all directors and officers of the Company:

       Name                       Age                        Position
       Ilan Arbel                 48                         Chief Executive Officer, President, and Director

       Rivka Arbel                47                         Vice President and Director

       Yair Arbel                 52                         Director

     All directors are elected at an annual meeting of the Company's shareholders and hold office for a period of one year or until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the board of directors may be filled by the remaining directors. Officers are appointed annually by, and serve at the discretion of, the board of directors. There are no family relationships between or among any officers or directors of the Company except that Rivka Arbel is the sister-in-law of Ilan Arbel and Yair Arbel Mika is the brother of Ilan Arbel.

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

     Ilan Arbel was the president, secretary, and a director of the Company from inception until June 12, 1995. He was reelected a director in August 1995 and president in May 1996. Mr. Arbel has been the president, chief executive officer, and a director of United Textiles since 1991. Mr. Arbel was the president, chief executive officer, and a director of Atoys from February 1993 until July 1993 at which time he resigned as president thereof. In March 1995, Mr. Arbel was reelected presdent of Atoys, a position he held, with his directorship, until July 1996. Since its inception, in February 1997, Mr. Arbel has been the president and a director of USAC. From May 1993 to April 1997, Mr. Arbel was a director of Play Co. (from June 1994 until his April 1997 resignation, he was chairman). Since 1989, he has been the sole officer and director of Europe America Capital Corp., a company involved in investments and finance in the United States and Europe. Since 1993, he has been the president of European Ventures Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel and has B.A. degrees in Economics, Business, and Finance.

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

     No person (a "Reporting Person") who during the fiscal year ended March 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock or Series E Stock (which are the only classes of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934), failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year except as follows: all officers and directors failed to file Forms 5 and USSC (and its parent corporations) failed to file Forms 4. The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10.          EXECUTIVE COMPENSATION

Executive Compensation

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during (i) the fiscal year ended March 31, 2000, (ii) the fiscal year ended March 31, 1999, and (iii) the transition period October 1, 1997 through March 31, 1998 to each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                             Long-Term Compensation

                                                                                      Awards                       Payouts
                                                                                                Securities
                                                                                Restricted      Underlying             All Other
                                                                              Stock Award(s)     Options/     LTIP    Compen-sation
                                                                                    ($)            SARs       Payouts         ($)
Name and Principal          Year      Salary    Bonus(#) ($)  Other Annual
Position                                                      Compen-sation

Ilan Arbel (3)
  President,  CEO,
 And Director             2000           --         --              --             --             --            --            --
                          1999           --         --              --             --             --            --            --
                          1998           --         --              --             --             --            --            --

    ----------------------

     (1) Mr. Arbel does not receive any cash compensation as an officer of the Company. Mr. Arbel entered into an employment agreement with the Company in May 1996. See "Employment Agreements."

     (2) No bonuses were paid during the periods herein stated.

     (3) See "Employment Agreements."

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

         In April 1999, USAC entered into a verbal consulting agreement with Yu Jin International, Inc. ("Yu Jin") pursuant to which Yu Jin oversees the day to day production of garments and operating activities of USAC's subcontractor. In accordance with the terms of the aforesaid agreement, USAC remitted $171,800 to Yu Jin during the fiscal year ended March 31, 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 28, 2000, by (i) each beneficial owner of 5% or more of the Company's Common Stock, (ii) each of the Company's executive officers, directors, and key employees, and (iii) all executive officers, directors, and key employees as a group:

                   Name and Address                              Number of Shares                 Percent of Common Stock
                 of Beneficial Owner                           Beneficially Owned1                  Beneficially Owned2
                 -------------------                           ------------------                   ------------------

------------------------------------------------------- ----------------------------------- ------------------------------------
U.S. Stores Corp.
1385 Broadway, Suite 814
New York, New York  10018                                           1,863,100                               62%
------------------------------------------------------- ----------------------------------- ------------------------------------
Ilan Arbel (3)
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                                                                    62%
New York, New York  10018                                           1,863,100
------------------------------------------------------- ----------------------------------- ------------------------------------
American Telecom, PLC (4)
8-13 Chiswell Street                                                                                        62%
London EC 1Y 4UP                                                    1,863,100
------------------------------------------------------- ----------------------------------- ------------------------------------
Europe American Capital Foundation (5)
Box 47
Tortola British Virgin Islands                                      1,863,100                               62%
------------------------------------------------------- ----------------------------------- ------------------------------------
Yair Arbel
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                                --                                  --
New York, New York  10018
------------------------------------------------------- ----------------------------------- ------------------------------------
Rivka Arbel
c/o United Textiles & Toys Corp.
1385 Broadway, Suite 814                                                --                                  --
New York, New York  10018
------------------------------------------------------- ----------------------------------- ------------------------------------
Officers and Directors as a Group
4 persons)                                                          1,863,100                               62%
------------------------------------------------------- ----------------------------------- ------------------------------------

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

(3) Ilan Arbel is the president and a director of each of USSC, a private company which is the parent of the Company (owning 62% of same), and United Textiles, a publicly traded company which is a subsidiary of the Company (owned 78.5% by same) and, therefore, can control the voting of the shares held by such entities.
(4) ATPLC is a British corporation and the parent of USSC, owning 100% of same, and accordingly is a beneficial owner of the shares of Common Stock owned by USSC.
(5) EACF is a Liechtenstein trust and the parent of ATPLC, owning 80% of same, and accordingly is a beneficial owner of the shares of Common Stock owned by ATPLC.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following financial statements of the Company are included as Part II, Item 8:

         Report of Independent Certified Public Accountant                                       F-1
         Consolidated Balance Sheets as of  March 31, 2000 and March 31, 1999                    F-2
         Consolidated Statements of Operations for the years ended March 31, 2000
         and March 31, 1999                                                                      F-4
         Consolidated Statement of Changes in Stockholders' Equity for the years
         ended March 31, 2000 and March 31, 1999                                                 F-5
         Consolidated Statements of Cash Flows for the years ended March 31, 2000
         and March 31, 1999                                                                      F-6
         Notes to Financial Statements                                                           F-8

     (b) During its last fiscal 2000 quarter, the Company filed no Forms 8-K.

     (c) All exhibits, except those designated with an asterisk (*) which are filed herewith have previously been filed with the Commission either in connection with the Company's Registration Statement on Form SB-2 or, as indicated by the reference herein and pursuant to 17 C.F.R. ss.230.411, are incorporated by reference herein. Exhibits previously filed but not as part of the SB-2 Registration Statement are incorporated herein by reference to the appropriate document.

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

                        March 31, 2000 and March 31, 1999


                                                                                                          Page
Report of Independent Certified Public Accountant                                                         F-1

Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 2000 and March 31, 1999 (restated)                   F-2

         Consolidated Statements of Operations for the year ended March 31, 2000 and the
         year ended March 31, 1999 (restated)                                                             F-4

         Consolidated  Statement of Changes in Stockholders' Equity for the year
         ended March 31, 2000 and the year ended March 31, 1999 (restated)                                F-5

         Consolidated Statements of Cash Flows for the year ended March 31, 2000 and the
         year ended March 31, 1999  (restated)                                                            F-6

Notes to Financial Statements                                                                             F-8



                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




         Board of Directors
         Multimedia Concepts International, Inc.



         We have audited the accompanying consolidated balance sheets of Multimedia Concepts International, Inc. as of March 31, 2000 and March 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2000 and the year ended March 31, 1999.

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

         As discussed in Note 9, the Company restated its previously issued 1999 financial statements.

         In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Multimedia Concepts International, Inc at March 31, 2000 and March 31, 1999, and the result of its operations and its cash flows for the year ended March 31, 2000 and the year ended March 31, 1999 in conformity with generally accepted accounting principles.


         Melville, New York
         July 24, 2000

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2000 and March 31, 1999

                                                                                                   March. 31,            March 31,
                                                                                                      2000                  1999
                                                                                                -----------------     --------------
                                                                                                                         (Restated)
                                                                                                                          (Note 9)
                                     ASSETS

   CURRENT ASSETS:
     Cash and cash equivalents (Note 3c)                                                          $   1,109,166         $   984,999
     Accounts receivable                                                                                556,591             593,990
     Advances to supplier                                                                               737,145             474,572
     Inventories (Note 3d)                                                                                    -              89,000
     Prepaid expenses and other current assets                                                            5,689               5,588
     Investment in affiliates                                                                            42,552                  -
                                                                                                      ----------          ---------

             Total current assets                                                                     2,451,143           2,148,149
                                                                                                      ----------          ---------

   FURNITURE, FIXTURES AND EQUIPMENT
     Furniture, fixtures and equipment                                                                   72,789              70,326
     Accumulated depreciation on furniture, fixtures and equipment                                      (68,861)            (68,217)
                                                                                                     ----------           ---------
     Furniture, fixtures and equipment - Net                                                              3,928               2,109
                                                                                                     ----------           ---------

   OTHER ASSETS:
   Due from affiliates                                                                                1,014,818           1,014,818
   Advances to equity affiliate                                                                         140,000             140,000
   Deposits and other assets                                                                             28,961              22,003
                                                                                                     ----------           ---------
             Total other assets                                                                       1,183,779           1,176,821
                                                                                                     ----------           ---------

             Total assets                                                                         $   3,638,850         $ 3,327,079
                                                                                                  =============         ============














     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2000 and March 31, 1999

                                                                                                   March 31,             March 31,
                                                                                                      2000                  1999
                                                                                                -----------------     --------------
                                                                                                                          (Restated)
                                                                                                                           (Note 9)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                                 $     470,469           $  480,794
Accrued expenses and other current liabilities                                                         128,754               85,333
Due to affiliates                                                                                      481,239              247,239
                                                                                                     ---------              -------

     Total current liabilities                                                                       1,080,462              813,366
                                                                                                     ---------              -------

          Total liabilities                                                                          1,080,462              813,366
                                                                                                     ---------              -------

MINORITY INTERST IN SUBSIDIARIES                                                                      (151,266)            (122,007)
                                                                                                     ---------              -------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;  10,000,000 shares  authorized;  3,005,000 shares issued and outstanding at March 31, 2000 and
   March 31, 1999 respectively                                                                           3.005                3,005
  Additional paid-in capital                                                                         5,852,005            5,852,005
  Retained earnings (Deficit)                                                                       (3,145,356)          (3,219,290)
                                                                                                     ---------              -------

          Total stockholders' equity                                                                 2,709,654            2,635,720
                                                                                                     ---------              -------

          Total liabilities and stockholders' equity                                               $ 3,638,850          $ 3,327,079
                                                                                                   ===========         ===========













     The accompanying notes are an integral part of these consolidated financial statements

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     Year Ended
                                                                                       March 31,                 March 31,
                                                                                          2000                     1999
                                                                                    -----------------     ------------------------
                                                                                                                (Restated)
                                                                                                                 (Note 9)
    Net sales                                                                          $  2,168,534          $   3,420,191
                                                                                       ------------          -------------
    Cost of sales                                                                         1,527,970              2,211,048
                                                                                       ------------          -------------
    Gross profit                                                                            640,564              1,209,143
                                                                                       ------------          -------------
    Operating expenses:
         Operating expenses                                                                 650,311              1,062,015

         Depreciation and amortization                                                          645                    705
                                                                                       ------------          -------------
                   Total operating expenses                                                 650,956              1,062,720
                                                                                       ------------          -------------
                   Operating  income (loss)                                                 (10,392)               146,423
                                                                                       ------------          -------------

                   Other income:
                              Interest and other income                                      55,066                 90,242

                   Other expenses:
                              Loss on investment of subsidiary                                    -               (383,986)
                                                                                       ------------          -------------

    (Loss) before Minority interests                                                         44,674               (147,321)


       Minority interest in net (loss) of consolidated subsidiary (Note 5)                   29,620                122,007
                                                                                       ------------          -------------

    Net (loss)                                                                         $     73,934          $   (25,314)
                                                                                       ============          =============

    Calculation of basic and diluted common share and share equivalents:

    Basic and diluted loss per common share and share equivalents                      $        .02          $       (.01)
                                                                                       ============          =============

    Weighted average number of common shares outstanding                                  3,005,000              3,005,000
                                                                                       ============          =============




     The accompanying notes are an integral part of these consolidated financial statements

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARY

                        STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Years Ended March 31, 1999 and
                                 March 31, 2000

                                                   Shares               Common Stock              Paid-in             Accumulated
                                                 Outstanding               Amount                 Capital               Deficit
                                              ------------------    ---------------------     ----------------    ------------------

  Balance, March 31, 1998                             3,005,000               3,005               $5,852,005            (3,193,976)

  Net loss for the year ended
     March 31, 1999                                                                                                        (25,314)
                                              ------------------    ---------------------     ----------------    ------------------

  Balance, March 31, 1999                             3,005,000               3,005                5,852,005            (3,219,290)

  Net loss for the year ended
     March 31, 2000
                                                                                                                            73,934
                                              ------------------    ---------------------     ----------------    ------------------

  Balance, March 31, 2000                             3,005,000              $3,005               $5,852,005           $(3,145,356)
                                              ==================    =====================     ================    ==================









     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                                                      Year Ended
                                                                   ---------------------------------------------
                                                                                 March 31,    March 31,
                                                                                   2000         1999
                                                                                ---------    ---------
                                                                                             (Restated)
                                                                                               (Note 9)

   CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...........................................................   $  73,934    $ (25,314)
                                                                                ---------    ---------

Adjustments to  reconcile  net loss to cash  (used)  provided  for  operating activities:
   Depreciation and amortization ............................................         645          705
   Loss on investment of subsidiary .........................................           -      383,986
   Minority interests in net losses of subsidiaries .........................     (29,260)    (122,007)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable ...............................      37,399     (268,296)
   (Increase) decrease in advances to supplier ..............................    (262,573)    (474,572)
   (Increase) decrease in Merchandise inventories ...........................      89,000      (32,743)
   (Increase) decrease in prepaid expenses and other current assets .........        (101)           -
   (Increase) decrease in deposits and other assets .........................      (6,958)     (14,733)

   Increase (Decrease) in accounts payable ..................................     (10,325)     476,095
   Increase (Decrease) in accrued expenses and liabilities ..................      43,421      (59,380)
                                                                                ---------    ---------

          Total adjustments .................................................    (138,752)    (110,945)
                                                                                ---------    ---------

          Net cash provided by operating activities .........................     (64,818)    (136,259)
                                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment ..........................................      (2,463)      (2,814)
Investment in subsidiary ....................................................     (42,552)    (100,000)
                                                                                ---------    ---------

          Net cash provided by (used for) investing activities ..............   $ (45,015)   $(102,814)
                                                                                ---------    ---------









     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                           Year Ended
                                                     ---------------------------
                                                        March 31,    March 31,
                                                          2000         1999
                                                      ----------   ----------
                                                                    (Restated)
                                                                     (Note 9)


  CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans and advances-affiliates ...................   $  234,000   $  238,000
                                                      ----------   ----------

          Net cash provided by financing activities      234,000      238,000
                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH ...................      124,167       (1,073)
                                                      ----------   ----------
Cash, beginning of period .........................      984,999      986,072
                                                      ----------   ----------

Cash, end of period ...............................   $1,109,166   $  984,999
                                                      ==========   ==========

Supplemental disclosure of cash flow information:
Interest paid .....................................   $        -   $        -
                                                      ==========   ==========
Taxes paid ........................................   $   11,432   $    2,150
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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF COMPANY (continued):

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

                    European American Capital Foundation ("EACF"): Foundation of
               which Ilan Arbel and/or his relatives is/are officer(s) and/or director(s). EACF is the sole stockholder/beneficiary of Frampton Industries, Ltd. and ABC Fund, Ltd., and the majority stockholder of American Telecom, PLC.

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

                    Frampton  Industries,  Ltd.  ("Frampton"):  Entity  which is wholly owned by EACF.

                    American Telecom PLC: Entity which is 80% owned by EACF.

                    ABC Fund,  Ltd.  ("ABC"):  Entity  which is wholly  owned by
               EACF.

                                Other Affiliates
                         Name and Entity of Affiliation

                    ZD Group, L.L.C.  ("ZD"): ZD is a New York limited liability company, the beneficiary of which is a member of the family of the Company's President.

                    European   Ventures   Corp.   ("EVC"):   Parent  company  of
               Shopnet.com. Ilan Arbel is the president.

                    Shopnet.com ("Shopnet"):  The Chairman of Play Co. (who is a
               relative of the Company's President) is the President and a Director of Shopnet.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.  DESCRIPTION OF COMPANY (continued):

                  Nature of Relationship with Affiliates (continued):

                         Breaking Waves, Inc. ("BWI"): This entity is the wholly
                    owned subsidiary of Shopnet and also owns 25% of Play Co.'s Common Stock. The president of BWI is also the Chairman of the Board of Play Co. and a relative of Ilan Arbel.

                         The following chart  graphically  depicts the Company's
                    ownership structure at March 31, 2000 for those entities under common control:

                       Europe American Capital Foundation
                 / /                   ||               \\
                / /                    \/                \\
Frampton Industries (100%) American Telecom PLC (80%)    ABC Fund, Ltd. (100%)
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                     (62.0%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                     (78.5%)                    \\
                                       ||                        \\
                                       \/                       (100%)
                          United Textiles & Toys Corp.        U.S. Apparel Corp.


NOTE 2.  BASIS OF PRESENTATION:

                  In May 1998, the Company's Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.       Principles of Consolidation:

                         The  consolidated   financial  statements  include  the
                    accounts of the Company and its subsidiaries, U.S. Apparel Corp., United Textiles and Toys Corp. All material intercompany balances and transactions have been eliminated in consolidation.

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

e.       Fair Value of Financial Instruments:

                         The  carrying   amount  of  the   Company's   financial
                    instruments, consisting of cash, accounts receivable, accounts payable, and borrowings approximate their fair value.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):


j.       Net Loss Per Share

                         During the three-month  period ended December 31, 1997,
                    the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the year ended March 31, 2000, there is no difference between basic and diluted loss per common share.

k.       Impairment of Long-Lived Assets:

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

l.       Effect of New Accounting Pronouncements:

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 5.  MINORITY INTEREST IN SUBSIDIARIES:

                         The Company owns a majority  interest (78.5%) in United
                    Textiles. The minority interest liability represents the minority shareholders' portion (21.5%) of United Textiles' equity at March 31, 2000.

NOTE 6.  FIXED ASSETS:

                  Fixed assets consisted of the following:

                                                                                          March 31,               March 31,
                                                                                            2000                     1999
                                                                                     --------------------    ---------------------

                  Furniture, fixtures and equipment                                       $   72,789              $   70,326

                  Less: Accumulated depreciation                                              68,861                  68,217
                                                                                              ------                  ------
             Furniture, fixtures and equipment - Net                                      $    3,928             $     2,109
                                                                                              ======                  ======

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 7. INCOME TAXES

                         The  Company  has  available  at March  31,  2000,  for
                    federal income tax purposes, a net operating loss carryforward of approximately $5,300,000 and approximately $5,200,000 for state income tax purposes. The Federal and state NOLs are available to offset future taxable income and expire at various times through September 30, 2009. For Federal and state tax purposes, the Company's tax year ends on September 30th.



NOTE 8. COMMITMENTS AND CONTINGENCIES

                  Operating Leases:

                         The Company,  until June 1999,  occupied  space at 1410
                    Broadway, New York, NY where it shared office space with United Textiles and U.S. Apparel. It vacated these premises and relocated along with United Textiles and U.S. Apparel to 1385 Broadway, New York, NY. U.S. Apparel is the prime tenant on the lease and has allowed the Company and United Textiles to occupy space on a rent-free basis.

                  Year 2000:

                         The Company in 1999  upgraded  its  computer  system by
                    installing a year 2000 upgrade to its software.

                         Although the Company has not  experienced  any problems
                    related to the year 2000 issues, the possibility still exists that such problems might arise during the calendar year. However, the effect, if any, of year 2000 problems on the Company's results of operations cannot be estimated with any degree of certainty if the Company or its affiliated companies, or service providers are not fully compliant.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                         The Financial  statements  for the year ended March 31,
                    1999 contain certain restatements of amounts previously reported.

                         These restatements were the result of a decision by the
                    Company's subsidiary, United Textiles to deconsolidate the accounts of Play Co. as of March 31, 2000. At March 31, 1999, United Textiles's percentage of ownership in Play Co. was 45.2%. Although United Textiles at that date owned less than 51% of Play Co.'s outstanding common stock, United Textiles still exercised prerogative of control over Play Co. and consolidated the accounts of Play Co. into United Textiles.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



NOTE 9.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED (continued)

                         At March 31,  2000,  United  Textiles's  percentage  of
                    ownership in Play Co. was reduced to 21.69%. Accordingly, United Textiles has elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended.

                         United   Textiles  will  resume   accounting   for  the
                    investment in Play Co. under the equity method when Play co. subsequently reports net income and the net income exceeds United Textiles's accumulated share of Play Co.'s net losses not recognized during the period of discontinuance of the equity method.

                         United  Textiles's  investment  in Play Co. at cost was
                    $383,986. United Textiles's allocable share of Play Co.'s losses as of March 31, 1999 was $1,127,301. Accordingly, the investment in Play Co. was reduced to zero on the restated financial statements as of March 31, 1999. For the year ended March 31, 2000, United Textiles's allocable share of Play Co.'s net loss was $3,439,321.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this report to be signed on its behalf, thereunto duly authorized as of the 31st day of July 2000.


                                         MULTIMEDIA CONCEPTS INTERNATIONAL, INC.


                                            By:      /s/ Ilan Arbel
                                                     ---------------------------
                                                     Ilan Arbel, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ilan Arbel                                       President and Director                      7/31/00
Ilan Arbel                                                                                       Date

/s/ Rivka Arbel                                      Director                                    7/31/00
Rivka Arbel                                                                                      Date

/s/ Yair Arbel                                       Director                                    7/31/00
Yair Arbel                                                                                       Date
