Form 10QSB
period 2000-06-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2000-08-10
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                       Delaware                                             13-3835325
--------------------------------------------                  --------------------------------------------
         (State or Other Jurisdiction of                      (I.R.S. Employer Identification No.)
          Incorporation or Organization)

               1385 Broadway, Suite 814, New York, New York 10018
                    (Address of Principal Executive Offices)

                                 (212) 391-1111
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
               --------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.001 per share:
3,005,000 shares outstanding as of July 31, 2000.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                                                TABLE OF CONTENTS

       PART I.                   FINANCIAL INFORMATION                                                              Page Number

       Item 1.          FINANCIAL STATEMENTS
                        Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                        and March 31, 2000                                                                              3-4

                        Consolidated Statements of Operations (unaudited) for the
                        Three Months Ending June 30, 2000 and 1999                                                        5

                        Consolidated  Statements of Cash Flows  (unaudited)  for
                        the Three  Months  Ended  June 30, 6-7 2000 and June 30,
                        1999                                                                                            6-7

                        Notes to Financial Statements (unaudited)                                                      8-11

       Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF  OPERATIONS                                                                    12-13

                                        1

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of June 30, 2000 and March 31, 2000



                                                                      June 30,    March 31,
                                                                       2000         2000
                                                                                 (Restated)
                                                                                  (Note 5)

                                     ASSETS

   CURRENT ASSETS:
  Cash and cash equivalents ...................................   $   351,568    $ 1,109,166

  Accounts receivable .........................................       243,175        556,591

  Advances to supplier ........................................       575,661        737,145

  Prepaid expenses and other current assets
                                                                        5,689          5,689
  Investment in affiliates ....................................       570,552        570,552
                                                                  -----------    -----------
          Total current assets ................................     1,746,645      2,979,143
                                                                  -----------    -----------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................        72,789         72,789
  Accumulated depreciation on furniture, fixtures and equipment
                                                                      (69,096)       (68,861)
                                                                  -----------    -----------
  Furniture, fixtures and equipment - Net
                                                                        3,693          3,928
                                                                  -----------    -----------

OTHER ASSETS:
Due from affiliates ...........................................     1,014,818      1,014,818

Advances to equity affiliate ..................................       140,000        140,000

Deposits and other assets .....................................        28,961         28,961
                                                                  -----------    -----------
          Total other assets ..................................     1,183,779      1,183,779
                                                                  -----------    -----------


          Total assets ........................................   $ 2,934,117    $ 4,166,850
                                                                  ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                     As of June 30, 2000 and March 31, 2000



                                                                                      June 30,        March 31,
                                                                                        2000            2000
                                                                                                     (Restated)
                                                                                                       (Note 5)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                   $    93,664   $    998,469

Accrued expenses and other current liabilities
                                                                                       128,991        128,754
Due to affiliates
                                                                                       129,817        481,239
                                                                                   -----------    -----------

     Total current liabilities
                                                                                       352,472      1,608,462
                                                                                   -----------    -----------

          Total liabilities
                                                                                       352,472      1,608,462
                                                                                   -----------    -----------

MINORITY INTERST IN SUBSIDIARIES (Note 3)
                                                                                      (157,197)      (151,266)
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;  10,000,000 shares  authorized;  3,005,000 shares issued and outstanding at June 30, 2000 and March 31, 1999 respectively
                                                                                         3,005          3,005
  Additional paid-in capital
                                                                                     5,852,005      5,852,005
  Retained earnings (Deficit)
                                                                                    (3,116,168)    (3,145,356)
                                                                                   -----------    -----------

          Total stockholders' equity
                                                                                     2,738,842      2,709,654
                                                                                   -----------    -----------

          Total liabilities and stockholders' equity ...........................   $ 2,934,117    $ 4,166,850
                                                                                   ===========    ===========






     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                            Three Months Ended
                                                                           June 30,     June 30,
                                                                             2000         1999
                                                                                      (Restated)
                                                                                        (Note 5)

Net sales ............................................................   $1,405,751   $  989,235
                                                                         ----------   ----------
Cost of sales
                                                                          1,190,833      690,795
                                                                         ----------   ----------
Gross profit
                                                                            214,918      298,440
                                                                         ----------   ----------
Operating expenses:
     Operating expenses
                                                                            193,257      171,639
     Depreciation and amortization                                              235          235
                                                                         ----------   ----------
               Total operating expenses
                                                                            193,492      171,874
                                                                         ----------   ----------
               Operating  income (loss)
                                                                             21,426      126,566
                                                                         ----------   ----------
               Other income:
                          Interest and other income
                                                                              1,831       20,613
                                                                         ----------   ----------
Income before Minority interests
                                                                             23,257      147,179
                                                                         ----------   ----------
   Minority interest in net (loss) of consolidated subsidiary (Note 3)
                                                                              5,931        8,031
                                                                         ----------   ----------

Net income ...........................................................     $ 29,188   $  155,210
                                                                         ==========   ==========

Calculation of basic and diluted common share and share equivalents:
Basic and diluted income per common share and share equivalents
                                                                         $      .01   $      .05
                                                                         ==========   ==========

Weighted average number of common shares outstanding .................    3,005,000    3,005,000
                                                                         ==========   ==========



     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash



                                                                            Three Months Ended
                                                                           June 30,   June 30,
                                                                             2000       1999
                                                                                    (Restated)
                                                                                      (Note 5)

   CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................    $ 29,188    155,210
                                                                          ---------    -------

Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization
                                                                                235        235
   Minority interests in net losses of subsidiaries
                                                                             (5,931)    (8,031)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable
                                                                            313,416    452,727
   (Increase) decrease in advances to supplier
                                                                            161,484    (77,800)
   (Increase) decrease in Merchandise inventories
                                                                               --      (21,000)
   (Increase) decrease in prepaid expenses and other current assets
                                                                               --         (101)
   (Increase) decrease in deposits and other assets
                                                                               --       (6,000)
   Increase (Decrease) in accounts payable
                                                                           (904,805)    55,306
   Increase (Decrease) in accrued expenses and liabilities
                                                                                237         13
                                                                          ---------    -------

          Total adjustments
                                                                           (435,364)   395,349
                                                                          ---------    -------

          Net cash provided by operating activities
                                                                           (406,176)   550,559
                                                                          ---------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment                                              --         --
                                                                          ---------    -------
Investment in affiliates                                                        --         --
                                                                          ---------    -------


          Net cash provided by (used for) investing activities
                                                                          $     --     $   --
                                                                          ---------    -------






     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash



                                                           Three Months Ended
                                                          June 30,     June 30,
                                                           2000         1999
                                                                     (Restated)
                                                                      (Note 5)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans and advances-affiliates ...................   $  (351,422)   $  (153,000)
                                                      -----------    -----------

          Net cash provided by financing activities
                                                         (351,422)      (153,000)
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH
                                                         (757,598)       397,559
                                                      -----------    -----------
Cash, beginning of period .........................     1,109,166        984,999
                                                      -----------    -----------


Cash, end of period ...............................   $   351,568    $ 1,382,558
                                                      ===========    ===========


Supplemental disclosure of cash flow information:
Interest paid                                         $        --    $        --
                                                      ===========    ===========
Taxes paid                                            $        --    $        --
                                                      ===========    ===========







     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE 1 -          BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended June 30, 2000 and are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the twelve months ended March 31, 2000, as filed with the Securities and Exchange Commission.

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE 2 -          DESCRIPTION OF COMPANY (continued):

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

NOTE 3 -          MINORITY INTEREST:

                  The Company owns a majority interest (78.5%) in United Textiles. The minority interest liability represents the minority shareholders' portion (21.5%) of United Textiles' equity.

NOTE 4 -          INVESTMENT BY U.S. STORES CORP.:

                  On January 20, 1998, U.S. Stores Corp. ("U.S. Stores") acquired 1,465,000 shares of the Company's common stock. U.S. Stores was incorporated on November 10,

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE 4 -          INVESTMENT BY U.S. STORES CORP. (continued):

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

NOTE 5 -          RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                  The financial  statements  for the three months ended June 30,
                  1999  contain  certain   restatements  of  amounts  previously
                  reported.

                  These restatements were the result of the decision by the Company's subsidiary, United Textiles and Toys Corp. ("UTT"), to deconsolidate the accounts of Play Co. as of March 31, 2000. At March 31, 1999, UTT's percentage of ownership in Play Co. was 45.2%. Although UTT at that date owned less than 51% of Play Co.'s outstanding common stock, UTT still exercised prerogative of control over Play Co. and consolidated the accounts of Play Co. into UTT.

                  At March 31, 2000, UTT's percentage of ownership in Play Co. was reduced to 21.69%. Accordingly, UTT elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE 5 -          RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED (continued)

                  the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended. UTT will resume accounting for the investment in Play Co. under the equity method when Play Co. subsequently reports net income and the net income exceeds the Company's accumulated share of Play Co.'s net losses not recognized during the period of discontinuance of the equity method.

                  In 1997, the Company acquired 803,070 shares of Play Co.'s Series E convertible preferred stock. These shares were acquired from an affiliated company as repayment for outstanding loans made to that company by Multimedia. In April 2000, the Company converted these preferred shares into Play Co. common stock at the conversion rate of one share of preferred for six shares of common stock. As a result of this conversion, the Company at April 2000 owned 4,818,420 shares of Play Co.'s common stock. At June 30, 2000, the Company held a 10.3% minority interest in Play Co. As this investment in Play Co. amounts to less than 20%, the Company has accounted for this investment on the "cost basis" method.

NOTE 6-  Year 2000

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

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Three months ended June 30, 2000 compared to the three months ended June 30, 1999:

         Consolidated sales for the three months ended June 30, 2000 were $1,405,751. The consolidated sales for the three months ended June 30, 1999 amounted to $989,255. All sales were from U.S. Apparel.

         Consolidated cost of sales for the three months ended June 30, 2000 was $1,190,833, or 85% of sales as compared to $690,795 or 70% of sales for the three months ended June 30, 1999.

         Consolidated operating expenses were $193,257, or 14% of sales, for the three months ended June 30, 2000, compared to $171,639, or 17% of sales for the three months ended June 30, 1999.

         Consolidated depreciation and amortization expense not included in the consolidated operating expenses for the three months ended June 30, 2000 and June 30, 1999 was $235.

         For the three months ended June 30, 2000, subsequent to the adjustment for the minority interest in the net income of subsidiaries, the Company reported consolidated net income of $29,188, or $.01 per common share, as compared to $155,210 or $.05 per common share for the three months ended June 30, 1999.

Liquidity and Capital Resources

         At June 30, 2000, the Company reported cash and cash equivalents of $351,568, working capital of $1,394,173, and stockholders' equity of $2,738,842.

         At June 30 2000,  the Company  reported  cash and cash  equivalents  of
$1,109,166,   working  capital  of  $1,370,681,   and  stockholders'  equity  of
$2,709,654.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

         The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans. There can be no assurance that the Company or any of its subsidiaries will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

         During the three months ended June 30, 2000, operating activities used funds in the amount of $406,176. The Company's consolidated net income was $29,188, after adjustment for the minority interest in the net income of subsidiaries.

         The Company used $351,422 in financing activities.

         As a result of these operating, investing, and financing activities, the Company reported a consolidated decrease in cash of $757,958.

Year 2000

         The Company in 1999 upgraded its computer system by installing a year 2000 upgrade to its software.

         Although the Company has not experienced any problems related to the year 2000 issues, the possibility still exists that such problems might arise during the calendar year. However, the effect, if any, of year 2000 problems on the Company's results of operations cannot be estimated with any degree of certainty if the Company or its affiliated companies, or service providers are not fully compliant

Trends Affecting Liquidity, Capital Resources and Operations

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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 8th day of August 2000.


                                    MULTIMEDIA CONCEPTS INTERNATIONAL, INC.



                                    By:     /s/  Ilan Arbel
                                            ----------------------------
                                            Ilan Arbel
                                            President


                                    By:     /s/ Allean Goode
                                            ------------------
                                            Allean Goode
                                            Treasurer