Form 10QSB
period 2000-09-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2000-11-14
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.001 per share: 3,005,000 shares outstanding as of November 10, 2000.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS


       PART I.                   FINANCIAL INFORMATION                                                             Page Number

       Item 1.          FINANCIAL STATEMENTS
                        Consolidated Balance Sheets as of September 30, 2000 (unaudited)  and
                         March 31, 2000                                                                                3

                        Consolidated Statements of Operations (unaudited) for the three
                         and six months ended September 30, 2000 and 1999                                              5

                        Consolidated Statement of Cash Flows (unaudited) for the six
                         months ended September 30, 2000 and 1999                                                      6

                        Notes to Financial Statements (unaudited)                                                      7

       Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF  OPERATIONS                                                          10

       PART II.         OTHER INFORMATION                                                                             12


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 2000 and March 31, 2000

                                                                      Sept. 30,   March 31,
                                                                        2000        2000
                                                                    (Unaudited)   (Note 1)
                                                                                 (Restated)
                                                                                  (Note 6)

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents ......................................   $   132,953    $ 1,109,166
Accounts receivable ............................................             0        556,591

Advances to supplier ...........................................       575,661        737,145
Prepaid expenses and other current assets ......................         5,689          5,689

Investment in affiliates .......................................       528,000        570,552
                                                                   -----------    -----------

          Total current assets .................................     1,242,303      2,979,143
                                                                   -----------    -----------

FURNITURE, FIXTURES AND EQUIPMENT
   Furniture, fixtures and equipment ...........................        72,789         72,789
   Accumulated depreciation on furniture, fixtures and equipment       (69,332)       (68,861)
                                                                   -----------    -----------
   Furniture, fixtures and equipment - Net .....................         3,457          3,928
                                                                   -----------    -----------

OTHER ASSETS:
Due from affiliates ............................................     1,017,054      1,014,818
Advances to equity investee ....................................       140,000        140,000
Deposits and other assets ......................................        28,961         28,961
                                                                   -----------    -----------

          Total other assets ...................................     1,186,015      1,183,779
                                                                   -----------    -----------

          Total assets .........................................   $ 2,431,775    $ 4,166,850
                                                                   ===========    ===========











     The accompanying notes are an integral part of these consolidated financial statements
                                       3

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   As of September 30, 2000 and March 31, 2000

                                                                                   Sept. 30,       March 31,
                                                                                     2000            2000
                                                                                   -----------    -----------
                                                                                   (Unaudited)     (Note 1)
                                                                                                  (Restated)
                                                                                                   (Note 6)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ...............................................................   $    23,020    $   998,469
Accrued expenses and other liabilities .........................................       123,060        128,754
Due to affiliates ..............................................................         9,239        481,239
                                                                                   -----------    -----------

     Total current liabilities .................................................       155,319      1,608,462
                                                                                   -----------    -----------

     Total liabilities .........................................................       155,319      1,608,462
                                                                                   -----------    -----------

MINORITY INTEREST IN SUBSIDIARIES (Note 3) .....................................      (176,382)      (151,266)
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value;  10,000,000 shares  authorized,  3,005,000 shares
issued and outstanding at September 30, 2000 and March 31, 2000 respectively ...         3,005          3,005
Additional paid-in capital .....................................................     5,852,005      5,852,005
Retained earnings (Deficit) ....................................................    (3,402,172)    (3,145,356)
                                                                                   -----------    -----------

          Total stockholders' equity ...........................................     2,452,838      2,709,654
                                                                                   -----------    -----------

          Total liabilities and stockholders' equity ...........................   $ 2,431,775    $ 4,166,850
                                                                                   ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements
                                       4

             MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            For the Three Months Ended     For the Six Months Ended
                                            ---------------------------    --------------------------
                                               Sept. 30,      Sept. 30,     Sept. 30,       Sept. 30,
                                                 2000           1999          2000            1999
                                             -----------    -----------    -----------    -----------
                                                            (Restated)                     (Restated)
                                                             (Note 6)                       (Note 6)

REVENUES, net sales ......................   $   113,337    $   181,540    $ 1,519,088    $ 1,170,774
Cost of sales ............................       129,370        180,162      1,320,203        870,957
                                             -----------    -----------    -----------    -----------
Gross profit .............................       (16,033)         1,378        198,885        299,817

  Operating expenses:
  Operating expenses .....................       270,342        152,187        463,598        323,825
  Depreciation expense
                                                     235            253            470            488
                                             -----------    -----------    -----------    -----------
          Total operating expenses .......       270,577        152,440        464,068        324,313
                                             -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS) ..................      (286,610)      (151,062)      (265,183)       (24,496)
                                             -----------    -----------    -----------    -----------

OTHER INCOME
  Interest and other income
                                                     748           --            2,578         20,613
                                             -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest and finance charges .............        19,326           --           19,326           --
                                             -----------    -----------    -----------    -----------
          Total interest expense .........        19,326           --           19,326           --
                                             -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTERESTS
                                                (305,188)      (151,062)      (281,931)        (3,883)
                                             -----------    -----------    -----------    -----------
 Minority interests (Note 3)
                                                  19,184          8,065         25,115         16,096
                                             -----------    -----------    -----------    -----------

NET INCOME (LOSS) ........................   $  (286,004)   $  (142,997)   $  (256,816)   $    12,213
                                             ===========    ===========    ===========    ===========

Basic and diluted income (loss) per common
   Share .................................   $      (.10)   $      (.05)   $      (.09)   $       .01
                                             ===========    ===========    ===========    ===========

Weighted average number of common shares
   Outstanding ...........................     3,005,000      3,005,000      3,005,000      3,005,000
                                             ===========    ===========    ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                           Six Months Ended
                                                                                        Sept. 30,     Sept. 30,
                                                                                          2000          1999
                                                                                      -----------    -----------
                                                                                                      (Restated)
                                                                                                       (Note 6)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................................   $  (256,816)   $    12,213
                                                                                      -----------    -----------
Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization
                                                                                              470            488
   Minority interests in net losses of subsidiaries ...............................       (25,115)       (16,096)
Changes in assets and liabilities:
(Increase) decrease in advances to suppliers ......................................       161,484        530,439
Decrease in accounts receivable ...................................................       556,592        (53,140)
(Increase) in merchandise inventories .............................................          --            4,000
(Increase ) decrease in prepaid expenses and other current assets .................          --             (101)
(Increase) decrease in deposits and other assets ..................................          --           (6,958)
Increase in accounts payable ......................................................      (975,470)       (96,804)
Increase in accrued expenses and other liabilities ................................        (5,694)        13,323
                                                                                      -----------    -----------

          Total adjustments .......................................................      (287,733)       375,151
                                                                                      -----------    -----------

          Net cash provided by operating activities ...............................      (544,549)       387,364
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment ................................................          --           (2,463)
Investment in subsidiary ..........................................................        42,572        (42,572)
                                                                                      -----------    -----------

          Net cash provided by (used for) investing activities ....................        42,572        (45,035)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances-affiliates .....................................................      (474,236)      (193,000)
                                                                                      -----------    -----------

          Net cash provided by (used for) financing activities ....................      (474,236)      (193,000)
                                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH ...................................................      (976,213)   $   149,329
                                                                                      -----------    -----------

Cash, beginning of period .........................................................     1,109,166        984,999
                                                                                      -----------    -----------

Cash, end of period ...............................................................   $   132,953    $ 1,134,328
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid .....................................................................   $      --      $      --
                                                                                      ===========    ===========
Taxes paid ........................................................................   $    30,483    $      --
                                                                                      ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


NOTE 1 -          BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the six months ended September 30, 2000 and are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000, as filed with the Securities and Exchange Commission.

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 3 -          MINORITY INTEREST:

                  The Company owns a majority interest, 78.5%, in United Textiles. The minority interest liability represents the minority shareholders' portion, 21.5%, of United Textiles' equity.

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


NOTE 5 -          YEAR 2000 UPDATE

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 6 -          RESTATEMENT OF FINANCIAL STATEMENTS - September 30, 1999:

                  The financial statements for the three months ended September 30, 1999 contain certain restatements of amounts previously reported.

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

                  In 1997, the Company acquired 803,070 shares of Play Co.'s Series E convertible preferred stock. These shares were acquired from an affiliated company as repayment for outstanding loans made to that company by Multimedia. In April 2000, the Company converted these preferred shares into Play Co. common stock at the conversion rate of one share of preferred for six shares of common stock. As a result of this conversion, the Company at April 2000 owned 4,818,420 shares, or approximately 79%, of Play Co.'s common stock. At September 30, 2000, the Company held a 10.3% minority interest in Play Co. as a result of the conversion of a substantial amount of Play Co.'s Series E convertible preferred stock into common stock between April 2000 and September 2000. As this investment in Play Co. amounts to less than 20%, the Company has accounted for this investment on the "cost basis" method.

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

Three months ended September 30, 2000 compared to three months ended September 30, 1999

     Consolidated sales for the three months ended September 30, 2000 were $113,337 Consolidated sales for the three months ended September 30, 1999 were $181,540. The decrease of $68,203 or 38 % is primarily due to a decrease in orders in the second fiscal quarter from the Company's primary customer.

     Consolidated cost of sales for the three months ended September 30, 2000 was $ 129,370, or 114 % of sales, as compared to the three months ended September 30, 1999 in which the cost of sales was $180,162, or 99.2 % of sales. The decrease of $50,792 or 28 % is primarily associated with the decrease in sales for the quarter.

     Consolidated operating expenses (excluding depreciation expense as of September 30, 2000) were $ 270,342 compared to the quarter ended September 30, 1999 in which the operating expenses were $ 152,187.

     Consolidated depreciation expense for the three months ended September 30, 2000 was $235. The consolidated depreciation and amortization expense included in the operating expenses for the three months ended September 30, 1999 was $253.

     The Company's subsidiary, United Textiles & Toys, Co., incurred interest expense of $19,326 in the three months ended September 30, 2000, as compared to $ 0 in the three months ended September 30, 1999. The recognition of interest expense was a result of an assessment by the State of New York on late filed payroll tax returns in prior years.

     For the three months ended September 30, 2000, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $ 286,004, or $.10 per common share. For the three months ended September 30, 1999, the Company reported a restated consolidated net loss of $142,997, or $ .05 per common share.

     Six months ended September 30, 2000 compared to the six months ended September 30, 199

     Consolidated sales for the six months ended September 30, 2000 were $1,519,088 . Consolidated sales for the six months ended September 30, 1999 were $1,170,774. The increase of $348,314 or 30 % is primarily due to an increase in sales in the first fiscal quarter related to the Company's primary customer.

     Consolidated cost of sales for the six months ended September 30, 2000 was $1,320,203, or 87 % of sales, as compared to the six months ended September 30, 1999 in which the cost of sales was $ 870,957, or 74 % of sales. The increase of $449,246 or 52 % is primarily associated with an increase in sales during the first fiscal quarter.

     Consolidated operating expenses (excluding depreciation) were $463,598, or 31% of sales, for the six months ended September 30, 2000 as compared to the six months ended September 30, 1999 in which the operating expenses were $ 323,825, or 28% of sales.

     Consolidated depreciation expense for the six months ended September 30, 2000 was $470. The consolidated depreciation and amortization for the six months ended September 30, 1999 was $ 488.

     The Company's subsidiary, United Textiles & Toys, Co., incurred interest expense of $19,326 in the six months ended September 30, 2000, as compared to $ 0 in the six months ended September 30, 1999. The recognition of interest expense was a result of an assessment by the State of New York on late filed payroll tax returns in prior years.

     For the six months ended September 30, 2000, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $ 256,816, or $ .09 per common share. For the six months ended September 30, 1999, the Company reported a restated consolidated net income of $ 12,213, or $.01 per common share.

Liquidity and Capital Resources

     At September 30, 2000, the Company reported cash and cash equivalents of $132,953, working capital of $1,086,984, and stockholders' equity of $2,452,838.

     At March 31,  2000,  the  Company  reported  cash and cash  equivalents  of
$1,109,166,   working  capital  of  $1,370,681,   and  stockholders'  equity  of
$2,709,654.

     The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans. There can be no assurance that the Company or any of its subsidiaries will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

     During the six months ended September 30, 2000, operating activities used funds in the amount of $544,549 as compared to $ 387,364 used by operating activities in the six months ended September 30, 1999.

     The Company provided $42,572 in investing activities in the six months ended September 30, 2000 as compared to a use of $45,035 in the six months ended September 30, 1999.

     Financing activities used $474,236 and $193,000 during the six months ended September 30, 2000 and September 30, 1999, respectively.

     As a result of these operating, investing, and financing activities, the Company reported a consolidated decrease in cash of $976,213 for the six months ended September 30, 2000 and an increase in cash of $149,329 for the six months ended September 30, 1999.


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

Year 2000 Update

     Subject to continued monitoring of third party suppliers, the Company's year 2000 program ("Program") is complete, and no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the Company's business computer systems are year 2000 ready. .

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

Item 3.           Defaults Upon Senior Securities:   None

Item  4. Submission of Matters to a Vote of Security Holders: None

Item 5.           Other Information:        None

Item 6.           Exhibits and Reports on Form 8-K:

(a) The following exhibits are filed with this Form 10-QSB for the quarter ended September 30, 2000:


        27.1           Financial Data Schedule

(b) During the quarter ended September 30, 2000, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this November 14, 2000.


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