Form 10QSB
period 2000-12-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2001-02-14
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

     State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.001 per share:
3,005,000 shares outstanding as of February 12, 2000.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


       PART I.                   FINANCIAL INFORMATION                                                              Page Number

       Item 1.          FINANCIAL STATEMENTS

                        Consolidated Balance Sheets as of December 31, 2000 (unaudited)  and March 31, 2000             3

                        Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ending
                        December 31, 2000 and 1999                                                                      5

                        Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended December            6
                        31, 2000 and 1999

                        Notes to Financial Statements (unaudited)                                                       8

       Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS          12


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 2000 and March 31, 2000



                                                                  December 31,    March 31,
                                                                     2000            2000
                                                                  -----------    -----------
                                                                                 (Restated)
                                                                                  (Note 5)

                                                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...................................   $     1,594    $ 1,109,166
  Accounts receivable .........................................           --         556,591
                                                                  -----------    -----------
  Advances to supplier ........................................       890,661        737,145
  Prepaid expenses and other current assets
                                                                        5,689          5,689
  Investment in affiliates ....................................       563,502        570,552
                                                                  -----------    -----------

          Total current assets ................................     1,461,446      2,979,143
                                                                  -----------    -----------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................        72,789         72,789
  Accumulated depreciation on furniture, fixtures and equipment       (69,567)       (68,861)
                                                                  -----------    -----------
  Furniture, fixtures and equipment - Net                               3,222          3,928
                                                                  -----------    -----------

OTHER ASSETS:
Due from affiliates ...........................................     1,084,313      1,014,818
Advances to equity affiliate ..................................       140,000        140,000
Deposits and other assets .....................................        28,961         28,961
                                                                  -----------    -----------
          Total other assets ..................................     1,253,274      1,183,779
                                                                  -----------    -----------

          Total asset .........................................   $ 2,717,942    $ 4,166,850
                                                                  ===========    ===========












     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 2000 and March 31, 2000



                                                                                 December 31,      March 31,
                                                                                     2000            2000
                                                                                   -----------    -----------
                                                                                                  (Restated)
                                                                                                   (Note 5)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ...............................................................   $    99,466    $   998,469

Accrued expenses and other current liabilities .................................       170,320        128,754
Due to affiliates ..............................................................          --          481,239
                                                                                   -----------    -----------

     Total current liabilities .................................................       269,786      1,608,462
                                                                                   -----------    -----------

          Total liabilities ....................................................       269,786      1,608,462
                                                                                   -----------    -----------

MINORITY INTERST IN SUBSIDIARIES (Note 3) ......................................      (183,074)      (151,266)
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock,  $.01 par value;  10,000,000 shares  authorized;  3,005,000 shares issued and outstanding at December 31, 2000 and
     March 31, 2000, respectively ..............................................         3,005          3,005
Additional paid-in capital .....................................................     5,852,005      5,852,005
Retained earnings (Deficit) ....................................................    (3,223,780)    (3,145,356)
                                                                                   -----------    -----------

          Total stockholders' equity ...........................................     2,631,230      2,709,654
                                                                                   -----------    -----------

          Total liabilities and stockholders' equity ...........................   $ 2,717,942    $ 4,166,850
                                                                                   ===========    ===========







     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months Ended    For the Nine Months Ended
                                                   --------------------------   ---------------------------
                                                      Dec. 31,       Dec. 31,      Dec. 31,        Dec. 31,
                                                        2000           1999          2000           1999
                                                   -----------    -----------    -----------    -----------
                                                                     Restated                      Restated
                                                                     (Note 6)                      (Note 6)

REVENUES, net sales ............................   $   504,162    $    57,457    $ 2,023,249    $ 1,228,231
Cost of sales ..................................       207,754         39,291      1,527,957        910,248
                                                   -----------    -----------    -----------    -----------
Gross profit ...................................       296,408         18,166        495,292        317,983
  Operating expenses:
  Operating expenses ...........................       124,776        177,952        588,374        502,340
  Depreciation expense
                                                           235            410            705            645
                                                   -----------    -----------    -----------    -----------
          Total operating expenses .............       125,011        178,362        589,079        502,985
                                                   -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS) ........................       171,397       (160,196)       (93,787)      (185,002)

OTHER INCOME
  Interest and other income ....................           302         24,722          2,881         45,645

INTEREST EXPENSE:
Interest and finance charges ...................          --             --           19,326           --
Amortization of debt issuance costs ............          --             --             --             --
                                                   -----------    -----------    -----------    -----------
          Total interest expense ...............          --             --           19,326           --
                                                   -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE MINORITY INTERESTS
                                                       171,699       (135,474)      (110,232)      (139,357)
                                                   -----------    -----------    -----------    -----------
 Minority interests (Note 3) ...................         6,692          5,678         31,808         21,774
                                                   -----------    -----------    -----------    -----------

NET INCOME (LOSS) ..............................   $   178,391    $  (129,796)   $   (78,424)   $  (117,583)
                                                   ===========    ===========    ===========    ===========

Basic and diluted income (loss) per common Share
                                                   $      .059    $     (.042)   $     (.026)   $     (.039)
                                                   ===========    ===========    ===========    ===========

Weighted average number of common shares
Outstanding ....................................     3,005,000      3,005,000      3,005,000      3,005,000
                                                   ===========    ===========    ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash



                                                                                      Nine Months Ended
                                                                                   ----------------------
                                                                                  December 31, December 31,
                                                                                      2000        1999
                                                                                   ---------    ---------
                                                                                               (Restated)
                                                                                                (Note 5)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................................   $ (78,424)   $(117,583)
                                                                                   ---------    ---------

Adjustments  to  reconcile  net  loss  to cash  (used)  provided  for  operating activities:
   Depreciation and amortization ...............................................         705          645
   Minority interests in net losses of subsidiaries ............................     (31,808)     (21,774)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable ..................................     556,591      593,990
   (Increase) decrease in advances to supplier .................................    (153,516)    (151,588)
   (Increase) decrease in Merchandise inventories ..............................        --          9,000
   (Increase) decrease in prepaid expenses and other current assets ............        --           (101)
   (Increase) decrease in deposits and other assets ............................        --         (6,958)
   Increase (Decrease) in accounts payable .....................................    (899,003)     (15,048)
   Increase (Decrease) in accrued expenses and liabilities .....................      41,566       13,431
                                                                                   ---------    ---------

          Total adjustments ....................................................    (485,465)     421,597
                                                                                   ---------    ---------
          Net cash provided by operating activities ............................    (563,889)     304,014
                                                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment .............................................        --         (2,463)
Investment in affiliates .......................................................       7,050      (42,552)
                                                                                   ---------    ---------

          Net cash provided by (used for) investing activities .................       7,050      (45,015)
                                                                                   ---------    ---------










     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash



                                                           Nine Months Ended
                                                      -----------    -----------
                                                       December 31, December 31,
                                                           2000          1999
                                                      -----------    -----------
                                                                      (Restated)
                                                                        (Note 5)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans and advances-affiliates ...................      (550,733)       161,000
                                                      -----------    -----------

          Net cash provided by financing activities      (550,733)      (161,000)
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH ...................    (1,107,572)        97,999

Cash, beginning of period .........................     1,109,166        984,999
                                                      -----------    -----------

Cash, end of period ...............................   $     1,594    $ 1,082,998
                                                      ===========    ===========

Supplemental disclosure of cash flow information:

Interest paid .....................................   $      --      $      --
                                                      ===========    ===========

Taxes paid ........................................   $    16,841    $    11,432
                                                      ===========    ===========















     The accompanying notes are an integral part of these consolidated financial statement

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

NOTE 1 -          BASIS OF PRESENTATION

                         The  accompanying   unaudited   consolidated  financial
                    statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended December 31, 2000 and are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the twelve months ended March 31, 2000, as filed with the Securities and Exchange Commission.


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

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)


NOTE 2 -          DESCRIPTION OF COMPANY (continued):

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

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

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

NOTE 5 -          RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                         The financial  statements for the three and nine months
                    ended December 31, 1999 contain certain restatements of amounts previously reported.

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

                         At March 31,  2000,  UTT's  percentage  of ownership in
                    Play Co. was reduced to 21.69%, and has been further reduced to 8.2% at December 31, 2000. Accordingly, UTT elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

NOTE 5 -          RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED (continued)

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

Three months ended December 31, 2000 compared to the three months ended December 31, 1999:

         Consolidated sales for the three months ended December 31, 2000 were $504,162. The consolidated sales for the three months ended December 31, 1999 amounted to $57,457. The increase of 446,705 or 778% is attributable to an increase in sales generated by U.S. Apparel.

         Consolidated cost of sales for the three months ended December 31, 2000 was $207,754 as compared to $39,291 for the three months ended December 31, 1999. This represented an increase of $168,463 or 428.8%. The increase was associated with an increase in new orders from U.S. Apparel's primary customer in the third fiscal quarter.

         Consolidated operating expenses were $124,776 for the three months ended December 31, 2000 as compared to $177,952 for the three months ended December 31, 1999. The decrease of $53,176 or 29.9%, reflects management's commitment to better control operating expenses.

         Consolidated depreciation and amortization expense not included in the consolidated operating expenses for the three months ended December 31, 2000 and December 31, 1999 was $235 and $410, respectively.

         For the three months ended December 31, 2000, subsequent to the adjustment for the minority interest in the net income of subsidiaries, the Company reported consolidated net income of $178,391, or $.059 per common share, as compared to a loss of $129,796 or $(.042) per common share for the three months ended December 31, 1999.

Nine months ended December 31, 2000 compared to the nine months ended December 31, 1999

         Consolidated sales for the nine months ended December 31, 2000 were $2,023,249. Consolidated sales for the nine months ended December 31, 1999 were $1,228,231. The increase of $795,018 or 64.7 % is primarily due to an increase in sales in the third fiscal quarter related to the Company's primary customer.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         Consolidated cost of sales for the nine months ended December 31, 2000 was $1,527,957 as compared to the nine months ended December 31, 1999 in which the cost of sales were $ 910,248. The increase of $617,709 or 67.9% is primarily associated with an increase in new orders during the third fiscal quarter from the Company's subsidiary U.S. Apparel.

         Consolidated operating expenses (excluding depreciation) were $588,374 for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 in which the operating expenses were $502,340. This increase of $86,034 or 17.1% is primarily due to increased operating expenses incurred by the Company's subsidiary, U.S. Apparel.

         Consolidated depreciation expense for the nine months ended December 31, 2000 was $705. The consolidated depreciation and amortization for the nine months ended December 31, 1999 was $ 645.

         The Company's subsidiary, United Textiles & Toys, Co., incurred interest expense of $19,326 in the nine months ended December 31, 2000, as compared to $0 in the nine months ended December 31, 1999. The recognition of interest expense was a result of an assessment by the State of New York on late filed payroll tax returns in prior years.

         For the nine months ended December 31, 2000, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $ 78,424, or $.026 per common share. For the nine months ended December 31, 1999, the Company reported a restated consolidated net loss of $117,583, or $.039 per common share.

Liquidity and Capital Resources

         At December 31, 2000, the Company reported cash and cash equivalents of $1,594, working capital of $1,191,660, and stockholders' equity of $2,631,230.

         At March 31, 2000,  the Company  reported cash and cash  equivalents of
$1,109,166,   working  capital  of  $1,370,684,   and  stockholders'  equity  of
$2,709,654.

         The Company has generated operating losses for the past several years and has historically financed those losses and its working capital requirements through loans. There can be no assurance that the Company or any of its subsidiaries will be able to generate sufficient revenues or have sufficient controls over expenses and other charges to achieve profitability.

         During the nine months ended December 31, 2000, operating activities used funds in the amount of $563,889. The Company's consolidated net loss was $78,424, after adjustment for the minority interest in the net income of subsidiaries.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (Continued)

         The Company provided $7,050 in investing activities and used $550,773 in financing activities for the nine months ended December 31, 2000.

         As a result of these operating, investing, and financing activities, the Company reported a consolidated decrease in cash of $1,107,572. for the nine months ended December 31, 2000.

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

Item 4.           Submission of Matters to a Vote of Security Holders: None

Item 5.           Other Information:        None

Item 6.           Exhibits and Reports on Form 8-K:

     (a) The following exhibits are filed with this Form 10-QSB for the quarter ended September 30, 2000:

        27.1           Financial Data Schedule

     (b) During the quarter ended December 31, 2000, no reports on Form 8-K were filed with the Securities and Exchange Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this February 13, 2001.


                                    MULTIMEDIA CONCEPTS INTERNATIONAL, INC.



                                    By:     /s/ Ilan Arbel
                                            ----------------------------
                                            Ilan Arbel
                                            President


                                    By:     /s/ Allean Goode
                                            ---------------------------
                                            Allean Goode
                                            Treasurer