Form 10KSB
period 2001-03-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2001-07-16
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                13-3835325
(State or Other Jurisdiction of         (IRS Employer Identification No.)
Incorporation or Organization)

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

         The Registrant's revenues for its fiscal year ended March 31, 2001 were $2,223,600.

         The aggregate market value of the voting stock on July 1, 2001, (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $319,140 based upon the closing price for such Common Stock on said date ($0.18), as reported by a market maker. On such date, there were 3,005,000 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

History

     Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was formed initially as a holding company for the purpose of forming an integrated clothing design, manufacturing, and distribution operation. It is currently, in principle, a holding company for its wholly-owned operating subsidiary, U.S. Apparel Corp., a New York corporation ("USAC"). The Company's other subsidiary, United Textiles & Toys Corp. ("United Textiles") ceased all operating activities in 1998. The Company and its subsidiaries are hereinafter referred to in the aggregate as the "Company" except as otherwise required for clarity.

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

         In January 1997, the Company, through a vote of its stockholders, voted to cease funding the operations of American Eagle, Match II, and MMP. The Company terminated its relationship with American Eagle and MMP due to continued losses.

     In February 1997, the Company formed a new subsidiary, USAC, to commence operations as a designer and manufacturer of product lines similar to those of American Eagle and Match II.

Ownership of the Company

     At fiscal year end March 31, 2001, 1,465,000 (or 49%) of the Company's shares of common stock were owned by U.S. Stores Corp. ("USSC"), a New York corporation of which the Company's chief executive officer, president and a director is the chief executive officer, president and a director. USSC is owned 100% by American Telecom PLC ("ATPLC"), a British public corporation, which is owned approximately 80.0% by Europe American Capital Foundation ("EACF"), a Liechtenstein trust.

         The Company owns 3,571,429 (or 78.5%) of the shares of United Textiles common stock and 100% of the shares of USAC.

         The following chart depicts the Company's ownership structure as of March 31, 2001:

                       Europe American Capital Foundation
                                      (80%)
                                       ||
                                       \/

                              American Telecom PLC
                                     (100%)
                                       ||
                                       \/
                                U.S. Stores Corp.
                                      (49%)
                                       ||
                                       \/
                     Multimedia Concepts International, Inc.
                                     (78.5%)
                                       ||               \\
                                       \/                \\
                                                                          (100%)
                                                              U.S. Apparel Corp.
                          United Textiles & Toys Corp.

United Textiles & Toys Corp.

         On January 2, 1998, the Company was issued 3,571,429 shares of common stock of United Textiles, at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) in repayment of a $1 million loan made by the Company to United Textiles. United Textiles is a company of which the Company's chief executive officer, president and a director is also chief executive officer, president and a director. In addition, such two entities share certain other executive officers and board members. As a result of the transaction, the Company became the parent of United Textiles, owning 78.5% of its outstanding shares of the common stock.

         United Textiles is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. It formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, United Textiles ceased all operating activities.

U.S. Apparel Corp.

         In February 1997, the Company formed a wholly-owned subsidiary, USAC, a New York corporation of which the Company's chief executive officer, president and a director is the chief executive officer, president and a director.

         USAC designs and manufactures a line of private label knit cotton tops (such as T-shirts and polo shirts) for boys and men. USAC's garments consist of original designs and modifications and copies of existing designs. Typically, USAC's customers provide it with designs they desire to use which USAC forwards to a subcontractor in Honduras. The subcontractor creates the pattern from the design provided it and sews sample garments which are delivered to USAC's customers for approval. Once the samples are approved, customers place their orders with USAC, typically four months in advance. USAC sends the orders to the subcontractor which manufactures the final product and ships same LDP (i.e., land and duty paid) to a public warehouse in Florida where USAC's customers retrieve the goods. USAC maintains a showroom at 1385 Broadway in New York City and is continually seeking to design and market new products.

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

Marketing and Sales

         Sales to K-Mart accounted for 100% of USAC's revenues for the years ended March 31, 2001 and March 31, 2000. USAC bills its clients on a net 30-day basis. Late or non-payment could cause material adverse effects on USAC's cash flow and operations, especially since all of USAC's sales for the past two fiscal years have been to one customer.

         USAC does not sell on consignment and does not accept return of products other than imperfect goods or goods shipped in error. Imperfect goods are generally replaced with new, conforming goods. USAC believes that a key feature of its business is its ability to design, manufacture, and sell low cost garments which are similar in style and appearance to more expensive garments.

Work in Progress; Backlog

         A significant portion of USAC's sales are generated from short term purchase orders placed on an as-needed basis. USAC typically manufactures its products upon receipt of orders from its customers and generally delivers goods within four weeks of receipt of an order. USAC generally manufactures approximately 10% more goods than is ordered by customers in anticipation of reorders from customers. Information relative to open purchase orders at any date may be materially affected by, among other things, the timing of recording of orders and shipments. Accordingly, the Company does not believe that the amount of its unfilled orders at any time is meaningful. At March 31, 2001, USAC had no unfilled purchase orders.

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

Employees

         As of June 15, 2001, the Company, including USAC, had two executive officers and no employees.

 ITEM 2. PROPERTIES

     The Company currently occupies office space at 1385 Broadway, Suite 814, New York, New York 10018. Such facilities are provided to the Company on a rent-free basis by USAC, a wholly-owned subsidiary of the Company. The lease agreement, dated June 29, 1999, entered into by USAC calls for a base monthly rent of $2,813.25 monthly or $33,759.00 per annum through June 2001 and $2,904.00 monthly or $34,848.00 per annum through the conclusion of the lease on June 29, 2002.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse affect on its business. Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company or its parent or subsidiary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock and Warrants were quoted on the Nasdaq SmallCap Stock Market until they were delisted in March 1997. Since April 1997, the Company's Common Stock and Warrants have been quoted on the OTC Bulletin Board; however, there was no market for the Company's Warrants from April 8, 1997 until their expiration on November 8, 1997, and no Warrants were exercised prior to expiration. The following table sets forth representative high and low bid quotes as reported by the OTC Bulletin Board whereon the Company's Common Stock is quoted, during the periods stated below. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs, or other fees or commissions, and do not necessarily represent actual transactions.

                                                                       Common Stock
                                 Calendar Period                   Low              High
                                    1999

                        01/01/99 - 03/31/99                              0.12             1.75
                        04/01/99 - 06/30/99                              0.16             0.34
                        07/01/99 - 09/30/99                              0.22             0.40
                        10/01/99 - 12/31/99                              0.19             0.78

                                     2000

                        01/01/00 - 03/31/00                              0.38             1.38
                        04/01/00 - 06/30/00                              0.11             0.69
                        07/01/00 - 09/30/00                              0.06             0.14
                        10/01/00 -12/31/00                               0.05             0.09

                                     2001

                        01/01/01 - 03/01/01                              0.02             0.50
                        04/01/01 - 07/1/01                               0.05             0.41

                      ----------------------------------    --------------    -------------

         As of July 1, 2001, there were approximately 63 holders of record of the Company's Common Stock, although the Company believes that there are additional beneficial owners of shares of Common Stock held in street name. As of July 1, 2001, the number of outstanding shares of the Company's Common Stock was 3,005,000.

Recent Sales of Unregistered Securities

         The Company sold no unregistered securities during the fiscal year ended March 31, 2001.

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

         The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document:

                                                              March 31,                  March 31,
                                                                 2001                      2000

  Balance Sheet Data:

  Working capital                                                $  1,806,222               $ 1,370,681
  Total assets                                                      3,065,194                 4,166,850
  Total current liabilities                                           185,064                 1,608,462
  Long-term obligations                                                -                          -
  Stockholders' equity                                              3,068,520                 2,709,654

  Operating data:

  Net sales                                                         3,179,771                 2,168,534
  Cost of sales                                                     2,080,866                 1,527,970
  Total operating expenses                                            751,062                   639,524
  Net income (loss)                                               $   358,866                $   73,934
  Income (loss) per common share                                    $     .12                 $     .02
  Weighted average shares outstanding                               3,005,000                 3,005,000
  ---------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

         In May 1998, the Company's Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st.

         The consolidated financial statements contained herein for the years ended March 31, 2001 and the year ended March 31, 2000 contained in this document reflect the operations of the Company's wholly-owned subsidiary, U.S. Apparel Corporation ("USAC"), and the Company's 78.5% owned subsidiary United Textiles & Toys Corp. ("United Textiles").

     For the year ended March 31, 2001 compared to the year ended March 31, 2000

         Consolidated net sales for the year ended March 31, 2001 were $3,179,771. This represented an increase of $1,011,237, or 47% over net sales of $2,168,534 for the year ended March 31, 2000. The net increase was due to an increase in orders from the Company's principal customer.

         Consolidated cost of sales was $2,080,866 for the year ended March 31, 2001 as compared to $1,527,970 for the year ended March 31, 2000. This represented an increase of $552,896 or 36%. The increase can be attributed to the cost associated with sales volume.

         Consolidated operating expenses (total operating expenses less depreciation and amortization) were $750,122 for the year ended March 31, 2001 as compared to $638,879 for the year ended March 31, 2000. This represented an increase of $111,243 or 17.4%. The increase can be attributed to an increase in travel and promotion costs to generate more sales.

         Depreciation and amortization expense in the year ended March 31, 2001 was $940 as compared to $645 in the year ended March 31, 2000. This represented an increase of $295 or 46%.

         For the year ended March 31, 2001, subsequent to the adjustment for the minority interest in the net loss of United Textiles, the Company reported consolidated net income of $358,866 or $.12 per common share. For the year ended March 31, 2000, subsequent to the minority interest adjustment, the Company reported a restated consolidated net loss of $73,934 or $.02 per common share.

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

Liquidity and Capital Resources

         At March 31, 2001, consolidated working capital was $1,806,222 as compared to a working capital of $1,370,681 as of March 31, 2000. This change in consolidated working capital was primarily due to a reduction in reportable accounts payable, as well as amounts due to affiliates.

         For the year ended March 31, 2001, consolidated operating activities used $775,821 as compared to the year ended March 31, 2000 in which $64,818 was used by operating activities. The increase in the use of funds from operating activities was due mainly to a reduction in accounts payable.

         The Company provided $42,552 in investing activities for the year ended March 31, 2001 as compared to a usage of $45,015 for the year ended March 31, 2000. The increase is due primarily to a correction to the investment in subsidiary account.

         Consolidated financing activities used funds of $368,381 during the year ended March 31, 2001 as compared to a generation of $234,000 in funds during the year ended March 31, 2000. The primary elements in the use of financing funds was the repayment to affiliates.

         As a result, consolidated net cash decreased $1,101,650 from $1,109,166 at March 31, 2000 to $7,516 at March 31, 2001.

Trends affecting Liquidity, Capital Resources and Operations

         The Company's subsidiary, U.S. Apparel, is dependent on sales generated from one principal customer (a national retailer).

         ITEM 7.  FINANCIAL STATEMENTS

                  See attached Financial Statements.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

         The following table sets forth the names, ages, and titles of all directors and officers of the Company:

       Name                       Age                        Position

       Ilan Arbel                 49                         Chief Executive Officer, President, and Director

       Rivka Arbel                48                         Vice President and Director

       Allean Goode               69                         Secretary and Treasurer

       Yair Arbel                 53                         Director

     All directors are elected at an annual meeting of the Company's shareholders and hold office for a period of one year or until the next annual meeting of stockholders or until their successors are duly elected and qualified. Vacancies on the board of directors may be filled by the remaining directors. Officers are appointed annually by, and serve at the discretion of, the board of directors. There are no family relationships between or among any officers or directors of the Company except that Rivka Arbel is the sister-in-law of Ilan Arbel and Yair Arbel Mika is the brother of Ilan Arbel. Rivka and Yair are married.

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

     Ilan Arbel was the president, secretary, and a director of the Company from inception until June 12, 1995. He was reelected a director in August 1995 and chief executive officer and president in May 1996. Mr. Arbel has been the president, chief executive officer, and a director of United Textiles since 1991. Mr. Arbel was the president, chief executive officer, and a director of America Toys, Inc. (now known as U.S. Wireless Corp.) ("Atoys") from February 1993 until July 1993 at which time he resigned as president thereof. In March 1995, Mr. Arbel was reelected president of Atoys, a position he held, with his directorship, until July 1996. Since its inception, in February 1997, Mr. Arbel has been the president, chief executive officer and a director of USAC. From May

1993 to April 1997, Mr. Arbel was a director of Play Co. Toys & Entertainment Corp. ("Play Co."), a Delaware Corporation (from June 1994 until his April 1997 resignation, he was chairman). Since 1989, he has been the sole officer and director of Europe America Capital Corp., a company involved in investment and finance in the United States and Europe. Since 1996, Mr. Arbel has been the president and a director of USSC. Since 1993, he has been the president of European Ventures Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel is a graduate of the University Bar Ilan in Israel and has a degree in Economics and Business Administration.

     Each of Mr. Arbel and several defendants were named in a complaint filed in May 1998 by the Securities and Exchange Commission ("Commission") alleging fraud and other violations of the securities laws during 1993 regarding three public companies: Viral Testing Systems, Inc., LS Capital Corporation and RMS Titanic, Inc. Simultaneously with the filing of the complaint, the Commission filed a judgment on consent against Mr. Arbel. Without admitting or denying the allegations of the complaint, Mr. Arbel and one other named defendant consented to (1) permanent injunctions against violating Sections 5(a) and 5(c) of the Securities Act of 1933, as amended ("Securities Act"), and Sections 13(d) and 16(a) of the Securities Exchange Act ("Exchange Act") and Rules 13d-1, 16a-2, and 16a-3 thereunder, and (2) a joint and several disgorgement obligation of $218,118, plus prejudgment interest. Mr. Arbel also consented to pay a penalty of $100,000 pursuant to Sections 20(d) of the Securities Act and 21(d)(3) of the Exchange Act.

     Rivka Arbel has been a director of the Company since June 12, 1995 and was elected as vice president of the Company in May 1996. In October 1996, Mrs. Arbel resigned as an officer of the Company. Mrs. Arbel was re-elected as vice president in May 1997. From 1992 to present, Mrs. Arbel has been a director of United Textiles and from 1995 to present, Mrs. Arbel has been vice president. Since 1986, Mrs. Arbel has been president and a director of Amigal, Ltd., a producer of men's and women's wear in Israel. Mrs. Arbel is the wife of Yair Arbel.

     Allean Goode has been Secretary and Treasurer of the Company since March 1998. Ms. Goode has been secretary, treasurer, and a director of United Textiles since September 1992. Ms Goode was assistant secretary of United Textiles from May 1993 until approximately May 1995. From 1991 until September 1992, Ms. Goode acted as an independent contractor performing bookkeeping services for United Textiles. Ms. Goode was secretary, treasurer, and a director of Atoys from February 1993 until July 1996. From 1981 until 1991, Ms. Goode was employed as office manager and bookkeeper of Via West Sportswear, a New York based manufacturer of sportswear.

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

     No person (a "Reporting Person") who during the fiscal year ended March 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934), failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year, except USSC and Mr. Ilan Arbel who may be deemed to be the beneficial owner of shares owned by USSC and other entities. See "Security Ownership of Certain Beneficial Owners and Management." The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10.          EXECUTIVE COMPENSATION

Executive Compensation

Summary of Cash and Certain Other Compensation

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 2001, 2000, and 1999 to the named executive officer of the Company.


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
Position                                                      Compen-sation

Ilan Arbel (3)
  President,  CEO,
 And Director             2001           --         --              --             --             --            --            --
                          2000           --         --              --             --             --            --            --
                          1999           --         --              --             --             --            --            --

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

         In May 1996, the Company entered into an employment agreement with Ilan Arbel, for a period of five years. Pursuant thereto, Mr. Arbel became the president and chief executive officer of the Company. At such time, the Company and Mr. Arbel agreed to increase the option price to purchase the warrants described above to $1.90 per warrant, payable either in cash or other securities, whereupon Mr. Arbel owed the difference between the price he paid for warrants he had purchased previously ($0.04) and this new purchase price ($1.90). In October 1997, the Company and Mr. Arbel agreed to increase the option price to purchase the warrants to $2.50 per warrant, payable either in cash or other securities. The term "securities" was defined as any debt or equity security or convertible security, the underlying security of which is traded on either a national securities exchange or on the Nasdaq Stock Market. The price for which the securities could be exchanged to reduce the debt was 50% of the average bid price of the securities or the underlying securities of a convertible security, for a period of ninety days ending five days prior to the exchange. The employment agreement provides that no other compensation or remuneration be paid to Mr. Arbel during its term. As payment of the debt, Mr. Arbel, through certain affiliates, transferred to the Company an aggregate of 803,070 shares of Play Co. Series E preferred stock, each share of which is convertible into six shares of Play Co. common stock at the option of the holder, subject to holding periods. In April 2000, the Company converted these preferred shares into Play Co. Common Stock at the conversion rate of one share of preferred for six shares of Play Co. Common Stock. In March 2001, Play Co. filed for protection under Chapter 11 of the U.S.
Bankruptcy Code.  See "Notes to Financial Statements, Note 9."

         In April 1999, USAC entered into a verbal consulting agreement with Yu Jin International, Inc. ("Yu Jin") pursuant to which Yu Jin oversees the day to day production of garments and operating activities of USAC's subcontractor. In accordance with the terms of the aforesaid agreement, USAC remitted $171,120 to Yu Jin during the fiscal year ended March 31, 2001.

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

         The Management Plan is intended to help the Company attract and retain key executive management personnel whose performance is expected to have a substantial impact on the Company's long-term profit and growth potential by encouraging and assisting those persons to acquire equity in the Company. It is contemplated that only those executive management employees who perform services of special importance to the Company will be eligible to participate under the Management Plan. The Company does not presently have any intention to hire any additional management employees and has not engaged in any solicitations or negotiations with respect to the hiring of any management employees. It is anticipated that awards made under the Management Plan will be subject to vesting periods, although the vesting periods are subject to the discretion of the board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of July 1, 2001, by (i) each beneficial owner of 5% or more of the Company's Common Stock, (ii) each of the Company's executive officers, directors, and key employees, and (iii) all executive officers, directors, and key employees as a group:


                    Name and Address                       Number of Shares             Percent of Common Stock
                 of Beneficial Owner(1)                  Beneficially Owned(1)           Beneficially Owned(2)
     U.S. Stores Corp.
     1385 Broadway, Suite 814
     New York, New York  10018                                 1,175,000                          39%

     American Telecom, PLC (2)
     8-13 Chiswell Street                                                                         39%
     London EC 1Y 4UP                                          1,175,000

     Europe American Capital Foundation (3)
     Pradafont Street #7
     Vaduz, Liechtenstein                                      1,175,000                          39%

     Ilan Arbel (4)(5)                                         1,232,000                          41%

     Yair Arbel                                                    -                              --

     Rivka Arbel                                                  --                              --

     Officers and Directors as a Group
     3 persons)                                                1,232,000                          41%

(1) Unless otherwise indicated, the address for each listed director or officer is c/o Multimedia Concepts International, Inc. 1385 Broadway, Suite 814, New York, New York 10018. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For the purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from July 1, 2001 through the exercise of any option or warrant. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 3,005,000 shares of common stock outstanding as of July 1, 2001.
(2) ATPLC owns 100% of the issued and outstanding shares of USSC. By virtue of ATPLC's ownership in USSC, ATPLC may have voting and dispositive control of the shares of the Company beneficially owned by USSC and therefore may be deemed to beneficially own such shares of the Company.
(3) EACF owns 80% of the issued and outstanding shares of ordinary shares of ATPLC. By virtue of EACF's ownership in ATPLC, EACF may have voting and dispositive control of the shares of the Company beneficially owned by ATPLC and therefore may be deemed to beneficially own such shares of the Company beneficially owned by ATPLC (see footnote (2) above).
(4) Mr. Arbel, chief executive officer, president and director of the Company, is the president and a director of USSC. By virtue of such positions, Mr. Arbel has voting and dispositive control of the shares of the Company beneficially owned by USSC and therefore may be deemed to beneficially own such shares of the Company.
(5) Includes 57,000 shares of the Company's Common Stock owned by Gal Capital Corp., a Delaware corporation. Mr. Arbel is the President and a Director of Gal Capital Corp. By virtue of such positions, Mr. Arbel has voting and dispositive control of the shares of the Company beneficially owned by Gal Capital Corp. and therefore may be deemed to beneficially own such shares of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          On January 20, 1998, USSC, a company which was incorporated on November 10, 1997, acquired 1,465,000 shares of the Company's Common Stock of which 1,339,000 shares were acquired from European Ventures Corp., a company in which Ilan Arbel is an officer and director, in a private sale. After this transaction, taking into account Common Stock owned by USSC prior to such transactions, USSC held an aggregate of 1,868,000 shares of the Company's Common Stock, or 62.2% of the outstanding shares, effectively making the Company a subsidiary of USSC. As of July 1, 2001, USSC owns 1,175,000 (or 39%) of the Company's Common Stock.

         In April 1998, American Telecom Corp., a corporation organized under the laws of the British Virgin Islands and whose president is Mr. Arbel, exchanged all its outstanding common shares and all of the outstanding shares of its wholly owned subsidiary USSC with ATPLC, a publicly traded company in Great Britain. After this transaction, both American Telecom Corp. and USSC became wholly owned subsidiaries of ATPLC.

          The Company currently occupies office space at 1385 Broadway, Suite 814, New York, New York 10018. Such facilities are provided to the Company on a rent-free basis by USAC, a wholly-owned subsidiary of the Company. The lease agreement, dated June 29, 1999, entered into by USAC calls for a base monthly rent of $2,813.25 monthly or $33,759 per annum through June 2001 and $2,904.00 monthly or $34,848.00 per annum through the conclusion of the lease on June 29, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements of the Company are included as Part II, Item 8:

         Report of Independent Certified Public Accountant                                       F-1
         Consolidated Balance Sheets as of  March 31, 2001 and March 31, 2000                    F-2
         Consolidated Statements of Operations for the years ended March 31, 2001
         and March 31, 2000                                                                      F-4
         Consolidated Statement of Changes in Stockholders' Equity for the years
         ended March 31, 2001 and March 31, 2000                                                 F-5
         Consolidated Statements of Cash Flows for the years ended March 31, 2001
         and March 31, 2000                                                                      F-6
         Notes to Financial Statements                                                           F-8

(b)      During its last fiscal 2001 quarter, the Company filed no Forms 8-K.

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

                        March 31, 2001 and March 31, 2000



                                                                                                          Page

Report of Independent Certified Public Accountant                                                          F-1

Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000 (restated)                    F-2

         Consolidated Statements of Operations for the year ended March 31, 2001 and the
         year ended March 31, 2000 (restated)                                                              F-4

         Consolidated Statement of Changes in Stockholder's Equity for the year ended March 31, 2001 and the year ended March 31, 2000 (restated) F-5

         Consolidated Statements of Cash Flows for the year ended March 31, 2001 and the
         year ended March 31, 2000 (restated)                                                              F-6

Notes to Financial Statements                                                                              F-8


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


         Board of Directors
         Multimedia Concepts International, Inc.

         We have audited the accompanying consolidated balance sheets of Multimedia Concepts International, Inc. as of March 31, 2001 and March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2001 and the year ended March 31, 2000.

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

         In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Multimedia Concepts International, Inc at March 31, 2001 and March 31, 2000, and the result of its operations and its cash flows for the year ended March 31, 2001 and the year ended March 31, 2000 in conformity with generally accepted accounting principles.


         /s/ Jerome Rosenberg, CPA, P.C.


         Melville, New York

         June 11, 2001

                  MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2001 and March 31, 2000




                                                                     March 31,     March 31,
                                                                       2001          2000
                                                                 ------------    -----------
                                                                                  (Restated)
                                                                                   (Note 9)
                                                                            ASSETS

   CURRENT ASSETS:
  Cash and cash equivalents (Note 3c) .........................   $     7,516    $ 1,109,166
  Accounts receivable .........................................       559,420        556,591
  Advances to supplier ........................................       890,661        737,145
  Inventories (Note 3d)
                                                                  -----------    -----------
  Prepaid expenses and other current assets
                                                                        5,689          5,689
  Investment in affiliates (Note 9) ...........................       528,000        570,552
                                                                  -----------    -----------

          Total current assets ................................     1,991,286      2,979,143
                                                                  -----------    -----------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................        72,789         72,789
  Accumulated depreciation on furniture, fixtures and equipment       (69,802)       (68,861)
                                                                  -----------    -----------
  Furniture, fixtures and equipment - Net
                                                                        2,987          3,928
                                                                  -----------    -----------

OTHER ASSETS:
Due from affiliates ...........................................       901,960      1,014,818
Advances to equity affiliate ..................................       140,000        140,000
Deposits and other assets .....................................        28,961         28,961
                                                                  -----------    -----------
          Total other assets ..................................     1,070,921      1,183,779
                                                                  -----------    -----------

          Total assets ........................................   $ 3,065,194    $ 4,166,850
                                                                  ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2001 and March 31, 2000



                                                                                   March 31,      March 31,
                                                                                    2001           2000
                                                                                -----------    -----------
                                                                                                (Restated)
                                                                                                 (Note 9)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ............................................................   $    45,989    $   998,469
Accrued expenses and other current liabilities ..............................       139,075        128,754
Due to affiliates ...........................................................          --          481,239
                                                                                -----------    -----------

     Total current liabilities ..............................................       185,064      1,608,462
                                                                                -----------    -----------

          Total liabilities .................................................       185,064      1,608,462
                                                                                -----------    -----------

MINORITY INTERST IN SUBSIDIARIES ............................................      (188,390)      (151,266)
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 10,000,000 shares authorized; 3,005,000 shares issued and outstanding at March 31, 2001 and
   March 31, 2000 respectively ..............................................         3,005          3,005
  Additional paid-in capital ................................................     5,852,005      5,852,005
  Retained earnings (Deficit) ...............................................    (2,786,490)    (3,145,356)
                                                                                -----------    -----------

          Total stockholders' equity ........................................     3,068,520      2,709,654
                                                                                -----------    -----------

          Total liabilities and stockholders' equity ........................   $ 3,065,194    $ 4,166,850
                                                                                ===========    ===========




     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                Year Ended
                                                                           March 31,      March 31,
                                                                             2001           2000
                                                                                         (Restated)
                                                                                          (Note 9)

Net sales ............................................................   $ 3,179,771    $ 2,168,534
                                                                         -----------    -----------

Cost of sales ........................................................     2,080,866      1,527,970
                                                                         -----------    -----------

Gross profit .........................................................     1,098,905        640,564
                                                                         -----------    -----------
Operating expenses:
     Operating expenses ..............................................       750,122        638,879
     Depreciation and amortization ...................................           940            645
                                                                         -----------    -----------

               Total operating expenses ..............................       751,062        639,524
                                                                         -----------    -----------

               Operating  income (loss) ..............................       347,843         (1,040)
                                                                         -----------    -----------

               Other income:
                          Interest and other income ..................         2,984         55,066

               Other expenses:
                          Interest expense ...........................       (19,326)          --
                                                                         -----------    -----------

Income before Minority interests .....................................       331,501         56,106

   Minority interest in net (loss) of consolidated subsidiary (Note 5)
                                                                              37,124         29,260
                                                                         -----------    -----------

Income before taxes ..................................................       368,625         85,366

Provision for income taxes ...........................................         9,759         11,432
                                                                         -----------    -----------

Net income ...........................................................   $   358,866    $    73,934
                                                                         ===========    ===========

Calculation of basic and diluted common share and share equivalents:

Basic and diluted loss per common share and share equivalents ........   $       .12    $       .02
                                                                         ===========    ===========

Weighted average number of common shares outstanding .................     3,005,000      3,005,000
                                                                         ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                        STATEMENT OF STOCKHOLDERS' EQUITY
              For the Years Ended March 31, 2001 and March 31, 2000






                                                   Shares               Common Stock               Paid-in              Accumulated
                                                 Outstanding               Amount                  Capital                Deficit
                                              ------------------    ---------------------     ------------------     ---------------

  Balance, March 31, 1998                             3,005,000        $    3,005                 $5,852,005          $ (3,193,976)

  Net loss for the year ended
     March 31, 2000                                                                                                        (25,314)
                                              ------------------    ---------------------     ------------------     ---------------

  Balance, March 31, 2000                             3,005,000            3,005                   5,852,005            (3,219,290)

  Net income for the year ended
     March 31, 2000                                                                                                         73,934
                                              ------------------    ---------------------     ------------------     ---------------

  Balance, March 31, 2000                             3,005,000            3,005                   5,852,005           $(3,145,356)

  Net income for the year ended
     March 31, 2001                                                                                                        358,866
                                              ------------------    ---------------------     ------------------     ---------------
                                                      3,005,000        $    3,005                 $5,852,005           $(2,786,490)



     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                                                  Year Ended
                                                                          --------------------------
                                                                             March 30,     March 31,
                                                                               2001          2000
                                                                          -----------    -----------
                                                                                          (Restated)
                                                                                           (Note 9)

   CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................   $   358,866    $    73,934
                                                                          -----------    -----------

Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization                                                  940            645
   Loss on investment of subsidiary ...................................          --              --
                                                                          -----------    -----------
   Minority interests in net losses of subsidiaries ...................       (37,124)       (29,260)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable .........................        (2,829)        37,399
   (Increase) decrease in advances to supplier ........................      (156,345)      (262,573)
   (Increase) decrease in Merchandise inventories .....................          --           89,000
   (Increase) decrease in prepaid expenses and other current assets ...          --             (101)
   (Increase) decrease in deposits and other assets ...................          --           (6,958)
   Increase (Decrease) in accounts payable ............................      (949,650)       (10,325)
   Increase (Decrease) in accrued expenses and liabilities ............        10,321         43,421
                                                                          -----------    -----------

          Total adjustments ...........................................    (1,134,687)      (138,752)
                                                                          -----------    -----------

          Net cash provided by operating activities ...................      (775,821)       (64,818)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in property and equipment ....................................          --           (2,463)
Investment in subsidiary ..............................................        42,552        (42,552)
                                                                          -----------    -----------

          Net cash provided by (used for) investing activities ........   $    42,552    $   (45,015)
                                                                          -----------    -----------

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                              Year Ended
                                                      -----------   ------------
                                                        March 30,     March 31,
                                                          2001          2000
                                                      -----------   ------------
                                                                      (Restated)
                                                                        (Note 9)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans and advances-affiliates ...................   $  (368,381)   $   234,000
                                                      -----------    -----------

          Net cash provided by financing activities      (368,381)       234,000
                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH ...................    (1,101,650)       124,167
                                                      -----------    -----------
Cash, beginning of period .........................     1,109,166        984,999
                                                      -----------    -----------

Cash, end of period ...............................   $     7,516    $ 1,109,166
                                                      ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid .....................................   $      --      $      --
                                                      ===========    ===========
Taxes paid ........................................   $    30,483    $    11,432
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

                         Affiliates Under Common Control
                    Name of Entity and Nature of Affiliation

                  U.S. Stores Corp. ("U.S. Stores"): A private company whose president and a director is Ilan Arbel. U.S. Stores owns 39% of the issued and outstanding common stock of Multimedia.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF COMPANY (continued):

                  Nature of Relationship with Affiliates (continued):


                  The following chart graphically depicts the Company's ownership structure at March 31, 2000 for those entities under common control:



                    Multimedia Concepts International, Inc.
                                       ||                 \\
                                       \/                  \\
                                     (78.5%)                    (100%)
                          United Textiles & Toys Corp.       U.S. Apparel Corp.

NOTE 2.  BASIS OF PRESENTATION:

                  In May 1998, the Company's Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st.


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.       Principles of Consolidation:

                      The consolidated financial statements include the accounts of the Company, its subsidiaries (U.S. Apparel and United Textiles). All material intercompany balances and transactions have been eliminated in consolidation.

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued )

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

e.       Fair Value of Financial Instruments:

                      The carrying amount of the Company's financial instruments, consisting of cash, accounts receivable, accounts payable, and borrowings approximate their fair value due to the relatively short maturity (90 days) of these instruments.

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

j.       Net Loss Per Share

                      During the three-month period ended December 31, 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share, which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the years ended March 31, 2001 and March 31, 2000, there were no items of potential dilution that would impact on the computation of diluted earnings per share.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k.       Impairment of Long-Lived Assets:

                      SFAS No. 121, Accounting for the Impairment of long-lived Assets and long-lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity by reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable. The Company adopted SFAS No. 121. There were no long lived assets impairments recognized by the company for the years ended March 31, 2001 and March 31, 2000.

l.       Effect of New Accounting Pronouncements:

                      In June 1997, the FSAB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement, which is effective for fiscal years beginning after December 15, 1997, was adopted by the Company during the fiscal year ending March 31, 1999. There were no other items of comprehensive income to report during the years ended March 31, 2001 and March 31, 2000.

                      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies are in accordance with SAB No 101.


NOTE 4.  INVESTMENT BY U.S. STORES CORP.:

                  On January 20, 1998, U.S. Stores acquired 1,465,000 shares of the Company's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and Director of U.S. Stores. As of June 10, 2001, U.S. Stores Corp. owns 1,175,000 (or 39%) of the
                  Company's Common Stock.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.           INVESTMENT BY U.S. STORES CORP. (continued)

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


NOTE 5.  MINORITY INTEREST IN SUBSIDIARIES:

                  The Company owns a majority interest (78.5%) in United Textiles. The minority interest liability represents the minority shareholders' portion (21.5%) of United Textiles' equity at March 31, 2001.


NOTE 6.  FIXED ASSETS:

                  Fixed assets consisted of the following:

                                                                                            March 31,           March 31,
                                                                                              2001                 2000
                                                                                         ----------------    -----------------

                  Furniture, fixtures and equipment                                            $  72,789            $  72,789

                  Less: Accumulated depreciation                                                  69,802               68,861
                                                                                         ----------------    -----------------
                  Furniture, fixtures and equipment - Net                                       $  2,987            $   3,928
                                                                                         ================    =================

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.           INCOME TAXES

                  The components of the deferred tax assets and liabilities are as follows:

                                                                                  March 31,            March 31,
                                                                                    2001                  2000
                                                                              ------------------    -----------------
         Deferred tax assets:
         Net operating loss carryforwards                                        $ 5,345,395          $ 5,293,446
                                                                              ------------------    -----------------

         Gross deferred tax assets                                                 5,345,395            5,293,446

         Deferred tax liabilities:

         State income taxes                                                         (495,631)            (114,770)
                                                                              ------------------    -----------------

         Net deferred tax assets before valuation allowances                        4,849,764           5,178,676

         Valuation allowance                                                       (4,849,764)         (5,178,626)
                                                                              ------------------    -----------------

         Net deferred tax assets                                              $             0       $           0
                                                                              ==================    =================


         At March 31, 2001 and March 31, 2000, the Company established a 100% valuation allowance for the net deferred tax assets, as management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance amounted to $328,862 for the year ended March 31, 2001.

         As of March 31, 2001, the Company has available Federal net operating loss carryforwards (NOL's) totaling approximately $5,345,395 which expire at various times through September 30, 2011. For State and local purposes, the Company has available NOL's for Federal and State tax purposes, the Company's tax year ends on September 30th approximating $5,259,742 which expire at various times through September 30, 2011.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.  INCOME TAXES (continued)

                  Utilization of the NOL's may be limited pursuant to Internal Revenue Code Section 382 should significant changes to the existing ownership of the Company occur.

                  A reconciliation of Income taxes computed at the federal statutory rate as compared to income tax expense at the effective income tax rate is as follows:

                                                                                   March 31,            March 31,
                                                                                      2001                2000
                                                                                -----------------    ----------------

                  Federal statutory income tax (benefit) rate                            (34.0)%            (34.0) %

                  State tax benefit, net of federal liability                            (12.2)%             (12.2)%

                  Net change in  valuation allowance                                       46.2%               46.2%

                  Effective income tax (benefit) rate                                     ( - )%             ( - ) %


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

                  The lease agreement, dated June 29, 1999, entered into by US Apparel called for a base monthly rent of $2,913.25 or $33,759.00 per annum through June 2001 and $2,904.00 monthly or $34,848.00 per annum through the conclusion of the lease, which ends June 29, 2002.

                  US Apparel is obligated under this lease through June 29, 2002, at minimum annual rentals as follows:

                  Fiscal year ending March:

                                                     2002              $ 34,575
                                                     2003                 8,712
                                                                       ---------
                                                                       $ 43,287


                  The rental expense for the year ended March 31, 2001 for this lease was $38,469.

NOTE 9.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                  The Financial statements for the year ended March 31, 2000 contain certain restatements of amounts previously reported.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 9.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED (continued)

                  These restatements were the result of a decision by the Company's subsidiary, United Textile to deconsolidate the accounts of Play Co. as of March 31, 2000. At March 31, 1999, United Textile's percentage of ownership in Play Co. was 45.2%. Although United Textiles at that date owned less than 51% of Play Co.'s outstanding common stock, United Textiles still exercised prerogative of control over Play Co. and consolidated the accounts of Play Co. into United Textiles.

                  At March 31, 2000, United Textile's percentage of ownership in Play Co. was reduced to 21.69%. Accordingly, United Textiles elected to deconsolidate the accounts of Play Co., and account for its investment in Play Co. on the equity method of accounting. Under the equity method, the original investment is recorded at cost, and is adjusted periodically to recognize the investor's share of the earnings or losses of the investee subsequent to the date of acquisition. Under this method of accounting, the investment generally cannot be reduced below zero, when the investee has operating losses that exceed the investment, at which point the use of the equity method is suspended. United Textiles percentage of ownership in Play Co. was below 5% by March 31, 2001.

                  On March 28, 2001, Play Co. filed for protection under Chapter 11 of the US Bankruptcy Code.

                  United Textiles did modify the accounting for its investment in Play Co. as a result of its diminished percentage of ownership (less than 5%), as well as reducing its investment under the equity method to zero to reflect Play Co.'s losses.

                  United Textile's investment in Play Co. at cost was $383,986. United Textile's allocable share of Play Co.'s losses as of March 31, 1999 was $1,127,301. Accordingly, the investment in Play Co. was reduced to zero on the restated financial statements as of March 31, 2000. For the year ended March 30, 2000, United Textile's allocable share of Play Co.'s net loss was $ 3,404,337.

                  For the nine months ended December 31, 2000 United Textiles allocable share of Play Co.'s net cost was $299,257 on March 28, 2001 Play Co. filed for protection under Chapter 11 of the US Bankruptcy Code and has not filed updated financial statements for the fiscal year ended March 31, 2001.

                  In 1997, the Company acquired 803,070 shares of Play Co.'s Series E convertible preferred stock. These shares were acquired from an affiliated company as repayment for outstanding loans made to that company by Multimedia. In April 2000, the Company converted these preferred shares into Play Co. common stock at the conversion rate of one share of preferred for six shares of common stock. As a result of this conversion, the Company at April 2000 owned 4,818,420 shares of Play Co.'s common stock. At March 31, 2001, the Company held a minority interest in Play Co. As this investment in Play Co. amounts to less than 20%, the Company has accounted for this investment on the "cost basis" method.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 9.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED (continued)

                  The Company did not exercise any prerogative of control over Play Co. as Play Co. has filed for Chapter 11 protection of the US Bankruptcy Code. The amount of the Company's loss on its investment in Play Co. is indeterminate at this time.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this report to be signed on its behalf, thereunto duly authorized as of the 12th day of July 2001.


                                         MULTIMEDIA CONCEPTS INTERNATIONAL, INC.


                                  By:      /s/ Ilan Arbel
                                               Ilan Arbel, Chief Executive
                                               Officer and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ilan Arbel                                       Chief Executive Officer            7/12/01
Ilan Arbel                                           President and Director              Date


/s/ Rivka Arbel                                      Director                           7/12/01
Rivka Arbel                                                                              Date

/s/ Yair Arbel                                       Director                           7/12/01
Yair Arbel                                                                               Date