Form 10QSB
period 2001-06-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2001-08-14
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.001 per share: 3,005,000 shares outstanding as of August 10, 2001.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

       PART I.                   FINANCIAL INFORMATION                                                              Page Number
                                                                                                                         ------

       Item 1.          FINANCIAL STATEMENTS
                        Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                        and March 31, 2001                                                                                     2

                        Consolidated Statements of Operations (unaudited)
                        for the Three Months Ending June 30, 2001 and June 30, 2000                                            4

                        Consolidated Statements of Cash Flows (unaudited)
                        for the Three Months Ended June 30, 2001 and June 30, 2000                                             5

                        Notes to Financial Statements (unaudited)                                                              6

       Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                 9


            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of June 30, 2001 and March 31, 2001



                                                                     June 30,     March 31,
                                                                       2001         2001
                                                               ----------------- -----------------
                                     ASSETS

   CURRENT ASSETS:
  Cash and cash equivalents ...................................   $     3,210    $     7,516
  Accounts receivable .........................................       534,705        559,420
  Advances to supplier ........................................       890,661        890,661
  Prepaid expenses and other current assets ...................         5,689          5,689
  Investment in affiliates ....................................       528,000        528,000
                                                                  -----------    -----------

          Total current assets ................................     1,962,265      1,991,286
                                                                  -----------    -----------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................        72,789         72,789
  Accumulated depreciation on furniture, fixtures and equipment       (70,037)
                                                                                     (69,802)
                                                                  -----------    -----------
  Furniture, fixtures and equipment - Net .....................         2,752          2,987
                                                                  -----------    -----------

OTHER ASSETS:
Due from affiliates ...........................................     1,005,579        901,960
Advances to equity affiliate ..................................       140,000        140,000
Deposits and other assets .....................................        28,961         28,961
                                                                  -----------    -----------
          Total other assets ..................................     1,174,540      1,070,921
                                                                  -----------    -----------

          Total assets ........................................   $ 3,139,557    $ 3,065,194
                                                                  ===========    ===========

















     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                     As of June 30, 2001 and March 31, 2001



                                                                                   June 30,     March 31,
                                                                                    2001          2001
                                                                            ------------------ -----------------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ............................................................   $    10,453    $    45,989
Accrued expenses and other current liabilities ..............................        97,346        139,075
                                                                                -----------    -----------

     Total current liabilities ..............................................       107,799        185,064
                                                                                -----------    -----------

          Total liabilities .................................................       107,799        185,064
                                                                                -----------    -----------

MINORITY INTERST IN SUBSIDIARIES (Note 3) ...................................      (192,893)      (188,390)
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 40,000,000 shares authorized; 3,005,000 shares issued and outstanding at June 30, 2001 and
   March 31, 2001 respectively ..............................................         3,005          3,005
  Additional paid-in capital ................................................     5,852,005      5,852,005
  Retained earnings (Deficit) ...............................................    (2,630,359)    (2,786,490)
                                                                                -----------    -----------

          Total stockholders' equity ........................................     3,224,651      3,068,520
                                                                                -----------    -----------

          Total liabilities and stockholders' equity ........................   $ 3,139,557    $ 3,065,194
                                                                                ===========    ===========




     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three Months Ended
                                                                 ---------------------------------------
                                                                           June 30,    June 30,
                                                                             2001        2000
                                                                         ----------   ----------

Net sales ............................................................   $1,282,076   $1,405,751
                                                                         ----------   ----------

Cost of sales ........................................................      963,243    1,190,833
                                                                         ----------   ----------

Gross profit .........................................................      318,833      214,918
                                                                         ----------   ----------

Operating expenses:
     Operating expenses ..............................................      166,971      193,257
     Depreciation and amortization ...................................          235          235
                                                                         ----------   ----------

               Total operating expenses ..............................      167,206      193,492
                                                                         ----------   ----------

               Operating  income (loss) ..............................      151,627       21,426
                                                                         ----------   ----------

               Other income:
                          Interest and other income ..................            2        1,831
                                                                         ----------   ----------

Income before Minority interests .....................................      151,629       23,257
                                                                         ----------   ----------

   Minority interest in net (loss) of consolidated subsidiary (Note 3)        4,502        5,931
                                                                         ----------   ----------

Net income ...........................................................   $  156,131   $   29,188
                                                                         ==========   ==========

Calculation of basic and diluted common share and share equivalents:

Basic and diluted income per common share and share equivalents ......   $      .05   $      .01
                                                                         ==========   ==========

Weighted average number of common shares outstanding .................    3,005,000    3,005,000
                                                                         ==========   ==========



     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                              Three Months Ended
                                                                ------------------------------------------
                                                                             June 30,      June 30,
                                                                              2001           2000
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................   $   156,131    $    29,188
                                                                          -----------    -----------

Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization ......................................           235            235
   Minority interests in net losses of subsidiaries ...................        (4,502)        (5,931)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable .........................        24,715        313,416
   (Increase) decrease in advances to supplier ........................          --          161,484
   Increase (Decrease) in accounts payable ............................       (35,537)      (904,805)
   Increase (Decrease) in accrued expenses and liabilities ............       (41,729)           237
                                                                          -----------    -----------

          Total adjustments ...........................................       (56,818)      (435,364)
                                                                          -----------    -----------

          Net cash provided by operating activities ...................        99,313       (406,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans and advances-affiliates .......................................      (103,619)   $  (351,422)
                                                                          -----------    -----------
          Net cash provided by financing activities ...................      (103,619)      (351,422)
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH .......................................        (4,306)      (757,598)
                                                                          -----------    -----------
Cash, beginning of period .............................................         7,516      1,109,166
                                                                          -----------    -----------

Cash, end of period ...................................................   $     3,210    $   351,568
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid .........................................................   $      --      $      --
                                                                          ===========    ===========
Taxes paid ............................................................   $      --      $      --
                                                                          ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)



NOTE 1 -          BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended June 30, 2001 and are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the twelve months ended March 31, 2001, as filed with the Securities and Exchange Commission.

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES




                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)



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

                  On January 2, 1998, the Company acquired 3,571,429 shares of the outstanding common stock of United Textiles and Toys Corp. ("United Textiles"), a company of which the Company's President, Chief Executive Officer, and a Director is also the President, Chief Executive Officer and a Director of United Textiles. The issuance of these shares at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) was made in conjunction with a conversion into equity of United Textiles $1,000,000 debt owed to the Company for a loan made by the Company. As a result of this transaction, the Company owns 78.5% of the outstanding shares of common stock of United Textiles, effectively making United Textiles a subsidiary of the Company.

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

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES




                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 4 -          INVESTMENT BY U.S. STORES CORP.:

                  On January 20, 1998, U.S. Stores Corp. ("U.S. Stores") acquired 1,465,000 shares of the Company's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and a Director of U.S. Stores. As of June 30,2001, U.S. Stores Corp. owns 1,175,000 (or 39%) of the Company's stock.


NOTE 5 -          INVESTMENT IN PLAY CO.:

                  In 1997, the Company acquired 803,070 shares of Play Co.'s Series E convertible preferred stock. These shares were acquired from an affiliated company as repayment for outstanding loans made to that company by Multimedia. In April 2000, the company converted these preferred shares into Play Co. common stock at the conversion rate of one share of preferred for six shares of common stock. As a result of this conversion, the Company at April 2000 owned 4,818,420 shares of Play Co.'s common stock. At June 30, 2001, the Company held a 10.3% minority interest in Play Co. As this investment in Play Co. amounts to less than 20%, the Company has accounted for this investment on the "cost basis" method. The Company did not exercise control over Play Co. Play Co. filed for Chapter 11 protection on March 28, 2001. The amount of the Company's loss is indeterminate at this time.


NOTE 6-  AUTHORIZED COMMON STOCK:

                  On May 24, 1996, an amendment to the Company's Certificate of Incorporation was filed with the State of Delaware. This amendment increased the authorized number of shares of common stock from 10,000,000 shares to 40,000,000 shares.

                  This amendment was not reflected in the Company's filings with the Securities and Exchange Commission from the date of the amendment through March 31, 2001. During this period, the number of issued and outstanding common shares has not changed.

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

         Three months ended June 30, 2001 compared to the three months ended June 30, 2000:

         Consolidated sales for the three months ended June 30, 2001 were $1,282,076. The consolidated sales for the three months ended June 30, 2000 amounted to $1,405,751. The net decrease was due to a slow down in orders from the Company's principal customer.

         Consolidated cost of sales for the three months ended June 30, 2001 was $963,243, or 75% of sales as compared to $1,190,833 or 85% of sales for the three months ended June 30, 2000. This represented a decrease of $227,590 or 19%. The decrease can be attributed to the cost associated with the lower sales volume when compared to the quarter ended June 30, 2000.

         Consolidated operating expenses were $166,971, or 13% of sales, for the three months ended June 30, 2001, compared to $193,527, or 14% of sales for the three months ended June 30, 2000. The decrease was primarily due to a decrease in salaries and travel expenses.

         Consolidated depreciation and amortization expense not included in the consolidated operating expenses for the three months ended June 30, 2001 and June 30, 2000 was $235.

         For the three months ended June 30, 2001, subsequent to the adjustment for the minority interest in the net income of subsidiaries, the Company reported consolidated net income of $156,131, or $.05 per common share, as compared to $29,188 or $.01 per common share for the three months ended June 30, 2000.

Liquidity and Capital Resources

         At June 30, 2001, the Company reported cash and cash equivalents of $3,210, working capital of $1,854,466, and stockholders' equity of $3,224,651.

         At March 31 2001, the Company reported cash and cash equivalents of $7,516, working capital of $1,806,222, and stockholders' equity of $3,068,520.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

         For the three months ended June 30, 2001, consolidated operating activities provided $99,313 as compared to the three months ended June 30, 2000 in which $406,176 was used by operating activities.

         Consolidated financing activities used funds of $103,619 during the three months June 30, 2001 as compared to a use of $351,422 in funds during the three months ended June 30, 2000. The primary elements in the use of financing funds was the repayment to affiliates.

As a result of these operating and financing activities, the company reported a consolidated decrease in cash of $4,306 for the three months ended June 30, 2001.


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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 10th day of August, 2001.


                                    MULTIMEDIA CONCEPTS INTERNATIONAL, INC.


                                    By:     /s/ Ilan Arbel
                                           ----------------------------
                                           Ilan Arbel
                                           Chief Executive Officer and President

                                   By:     /s/ Allean Goode
                                           ---------------------------
                                           Allean Goode
                                           Treasurer and Secretary