Form 10QSB/A
period 2001-03-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2001-09-10
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                   (Mark One)

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

                         Commission File Number 0-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)

    Delaware                                              13-3835325
(State or Other Jurisdiction                  (IRS Employer Identification No.)
of Incorporation or Organization)

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

         The Registrant's revenues for its fiscal year ended March 31, 2001 were $3,179,771.

         The aggregate market value of the voting stock on July 1, 2001, (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $319,140 based upon the closing price for such Common Stock on said date ($0.18), as reported by a market maker. On such date, there were 3,005,000 shares of Registrant's Common Stock outstanding.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this amended report to be signed on its behalf, thereunto duly authorized as of the 7th day of September 2001.


                                         MULTIMEDIA CONCEPTS INTERNATIONAL, INC.


                                            By:      /s/ Ilan Arbel
                                                         Ilan Arbel,
                                                         Chief Executive Officer
                                                         and President