Form 10QSB
period 2001-09-30
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2001-11-21
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-26676

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                               13-3835325
--------------------------------------     -------------------------------------
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

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.001 per share: 3,155,000 shares outstanding as of November 20, 2001.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                                         Page Number
     PART I.                                                FINANCIAL INFORMATION

     Item 1.         FINANCIAL STATEMENTS

                     Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                     and March 31, 2001                                                                                        2

                     Consolidated Statements of Operations (unaudited)
                     for the three and six months ending September 30, 2001 and September 30, 2000                             4

                     Consolidated Statements of Cash Flows (unaudited)
                     for the six months ended September 30, 2001 and September 30, 2000                                        5

                     Notes to Financial Statements (unaudited)                                                                 6

     Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                    9



            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 2001 and March 31, 2001



                                                                   Sept. 30,     March 31,
                                                                     2001          2001
                                                                  -----------    -----------
                                     ASSETS

   CURRENT ASSETS:
  Cash and cash equivalents ...................................   $     1,745    $     7,516
  Accounts receivable .........................................       130,163        559,420
  Advances to supplier ........................................       890,661        890,661
  Prepaid expenses and other current assets ...................         5,689          5,689
  Investment in affiliate (Note 5) ............................          --          528,000
                                                                  -----------    -----------

          Total current assets ................................     1,028,258      1,991,286
                                                                  -----------    -----------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................        72,789         72,789
  Accumulated depreciation on furniture, fixtures and equipment       (70,272)       (69,802)
                                                                  -----------    -----------
  Furniture, fixtures and equipment - Net .....................         2,517          2,987
                                                                  -----------    -----------

OTHER ASSETS:
Due from affiliates ...........................................     1,313,894        901,960
Advances to equity affiliate ..................................       140,000        140,000
Deposits and other assets .....................................        22,771         28,961
                                                                  -----------    -----------
          Total other assets ..................................     1,476,665      1,070,921
                                                                  -----------    -----------

          Total assets ........................................   $ 2,507,440    $ 3,065,194
                                                                  ===========    ===========














     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 2001 and March 31, 2001



                                                                                   Sept. 30,   March 31,
                                                                                      2001       2001
                                                                                -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ............................................................   $    63,997    $    45,989
Accrued expenses and other current liabilities ..............................        99,477        139,075
                                                                                -----------    -----------

     Total current liabilities ..............................................       163,474        185,064
                                                                                -----------    -----------

          Total liabilities .................................................       163,474        185,064
                                                                                -----------    -----------

MINORITY INTERST IN SUBSIDIARIES (Note 3) ...................................      (196,029)      (188,390)
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 40,000,000 shares authorized; 3,155,000 shares issued and outstanding at September 30, 2001 and
    3,005,000 shares issued and outstanding at March 31, 2001 respectively ..         3,155          3,005
  Additional paid-in capital ................................................     5,861,855      5,852,005
  Retained earnings (Deficit) ...............................................    (3,325,015)    (2,786,490)
                                                                                -----------    -----------

          Total stockholders' equity ........................................     2,539,995      3,068,520
                                                                                -----------    -----------

          Total liabilities and stockholders' equity ........................   $ 2,507,440    $ 3,065,194
                                                                                ===========    ===========











     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            For the Three Months          For the Six Months
                                                                                   Ended                        Ended
                                                                            Sept. 30,     Sept. 30,      Sept. 30,      Sept. 30,
                                                                              2001           2000           2001           2000
                                                                          -----------    -----------    -----------    -----------

REVENUES, net sales ...................................................   $   335,218    $   113,337    $ 1,617,294    $ 1,519,088
Cost of sales .........................................................       311,093        129,370      1,274,336      1,320,203
                                                                          -----------    -----------    -----------    -----------
Gross profit ..........................................................        24,125        (16,033)       342,958        198,885
  Operating expenses:
  Operating expenses ..................................................       193,682        270,342        360,653        463,598
  Depreciation expense ................................................           235            235            470            470
                                                                          -----------    -----------    -----------    -----------
          Total operating expenses ....................................       193,917        270,577        361,123        464,068
                                                                          -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS) ...............................................      (169,792)      (286,610)       (18,165)      (265,183)
                                                                          -----------    -----------    -----------    -----------

OTHER INCOME
  Interest and other income ...........................................          --              748              2          2,578
                                                                          -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest and finance charges ..........................................          --           19,326           --           19,326
                                                                          -----------    -----------    -----------    -----------
          Total interest expense ......................................          --           19,326           --           19,326
                                                                          -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE LOSS ON INVESTMENT IN
AFFILIATED COMPANY AND MINORITY INTERESTS

                                                                             (169,792)      (305,188)       (18,163)      (281,931)

Loss on investment in affiliated company (Note 5)
                                                                             (528,000)          --         (528,000)          --
                                                                          -----------    -----------    -----------    -----------

LOSS  BEFORE MINORTIY INTERESTS
                                                                             (697,792)          --         (546,163)          --

 Minority interests (Note 3) ..........................................         3,136         19,184          7,638         25,115
                                                                          -----------    -----------    -----------    -----------

NET INCOME (LOSS) .....................................................      (694,656)   $  (286,004)      (538,525)   $  (256,816)
                                                                          ===========    ===========    ===========    ===========

Basic and diluted income (loss) per common Share
                                                                          $      (.22)   $      (.10)   $      (.18)   $      (.09)
                                                                          ===========    ===========    ===========    ===========

Weighted average number of common shares  Outstanding
                                                                            3,105,000      3,005,000      3,055,000      3,005,000
                                                                          ===========    ===========    ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                               Six Months Ended
                                                                          --------------------------
                                                                            Sept. 30,     Sept. 30,
                                                                              2001            2000
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................   $  (538,525)   $  (256,816)
                                                                          -----------    -----------

Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization ......................................           470            470
   Minority interests in net losses of subsidiaries ...................        (7,638)       (25,115)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable .........................       429,257        556,592
   (Increase) decrease in advances to supplier ........................          --          161,484
   (Increase) decrease in deposits and other assets ...................         6,190           --
   Increase (Decrease) in accounts payable ............................        18,007       (975,470)
   Increase (Decrease) in accrued expenses and liabilities ............       (39,598)        (5,694)
                                                                          -----------    -----------

          Total adjustments ...........................................       406,688       (287,733)
                                                                          -----------    -----------

          Net cash provided by operating activities ...................      (131,837)      (544,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Write down of investment in affiliated company (Note 5) .............       528,000         42,572
                                                                          -----------    -----------
  Net cash provided form investing activities .........................       528,000         42,572
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ............................................        10,000           --
  Loans and advances-affiliates .......................................      (411,934)      (474,236)
                                                                          -----------    -----------

          Net cash provided by financing activities ...................      (401,934)      (474,236)
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH .......................................        (5,771)      (976,213)
                                                                          -----------    -----------
Cash, beginning of period .............................................         7,516      1,109,166
                                                                          -----------    -----------

Cash, end of period ...................................................   $     1,745    $   132,953
                                                                          ===========    ===========


Supplemental disclosure of cash flow information:
Interest paid .........................................................   $      --      $      --
                                                                          ===========    ===========
Taxes paid ............................................................   $      --      $    30,483
                                                                          ===========    ===========


     The accompanying notes are an integral part of these consolidated financial statements

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)



NOTE 1 -          BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended September 30, 2001 and are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the twelve months ended March 31, 2001, as filed with the Securities and Exchange Commission.



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

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)



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

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


NOTE 4 -          INVESTMENT BY U.S. STORES CORP.:

                  On January 20, 1998, U.S. Stores Corp. ("U.S. Stores") acquired 1,465,000 shares of the Company's common stock. U.S. Stores was incorporated on November 10, 1997. During July and August of 2001, US Stores sold substantially all of its holdings in Multimedia, effectively reducing its percentage of ownership to below 5%.


NOTE 5 -          INVESTMENT IN PLAY CO.:

                  In 1997, the Company acquired 803,070 shares of Play Co.'s Series E convertible preferred stock. These shares were acquired from an affiliated company as repayment for outstanding loans made to that company by Multimedia. In April 2000, the company converted these preferred shares into Play Co. common stock at the conversion rate of one share of preferred for six shares of common stock. As a result of this conversion, the Company at April 2000 owned 4,818,420 shares of Play Co.'s common stock. Prior to September 30, 2001, the Company held a 10.3% minority interest in Play Co. As this investment in Play Co. amounts to less than 20%, the Company has accounted for this investment on the "cost basis" method. The Company did not exercise control over Play Co. Play Co. filed for Chapter 11 protection on March 28, 2001. In August 2001 the case was converted to a Chapter 7 filing, consequently the Company has written off its investment as of September 30, 2001 and recognized a loss of $528,000 on this investment.


NOTE 6-  AUTHORIZED COMMON STOCK:

                  On May 24, 1996, an amendment to the Company's Certificate of Incorporation was filed with the State of Delaware. This amendment increased the authorized number of shares of common stock from 10,000,000 shares to 40,000,000 shares.

                  This amendment was not reflected in the Company's filings with the Securities and Exchange Commission from the date of the amendment through June 30, 2001.

                  The Company entered into a consulting agreement with Feng Shui Consulting Inc., whereby Feng Shui for a fee of $10,000 will provide business consulting to the Company. As consideration for these services, the Company issued 150,000 shares of it common stock as payment for these services.

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

Three months ended September 30, 2001 compared to three months ended September 30, 2000

         Consolidated sales for the three months ended September 30, 2001 were $335,218 Consolidated sales for the three months ended September 30, 2000 were $113,337. The increase of $221,881 or 196% is primarily due to a increase in orders in the second fiscal quarter from the Company's primary customer.

         Consolidated cost of sales for the three months ended September 30, 2001 was $311,093, or 92.8% of sales, as compared to the three months ended September 30, 2000 in which the cost of sales was $129,370, or 114.2% of sales. The increase of $181,523 or 140.5% is primarily associated with the increase in sales for the quarter.

         Consolidated operating expenses (excluding depreciation expense) as of September 30, 2001 were $193,682 or 57.8% of sales compared to the quarter ended September 30, 2000 in which the operating expenses were $ 270,342 or 121.8% of sales. The decrease is due to the Company's attempt to control expenses.

         Consolidated depreciation expense for the three months ended September 30, 2001 was $.235 The consolidated depreciation and amortization expense included in the operating expenses for the three months ended September 30, 2000 was $235.

         The Company's subsidiary, United Textiles & Toys, Co., incurred no interest expense in the three months ended September 30, 2001, as compared to $19,326 in the three months ended September 30, 2000. The recognition of interest expense in 2000 was a result of an assessment by the State of New York on late filed payroll tax returns in prior years.

         The Company wrote off its investment in Play Co. Toys and Entertainment Co. ("Play Co.") during the quarter ended September 30, 2001 and recognized a loss of $528,000 during the current fiscal quarter.

         For the three months ended September 30, 2001, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $694,656, or $.22 per common share. For the three months ended September 30, 2000, the Company reported a restated consolidated net loss of $286,004, or $ .10 per common share.

Six months ended September 30, 2001 compared to the six months ended September 30, 2000

         Consolidated sales for the six months ended September 30, 2001 were $1,617,294. Consolidated sales for the six months ended September 30, 2000 were $1,519,088. The increase of $98,206 or 6.5% is primarily due to an increase in sales during the second fiscal quarter related to the Company's primary customer.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Consolidated cost of sales for the six months ended September 30, 2001 was $1,274,336, or 78.8% of sales, as compared to the six months ended September 30, 2000 in which the cost of sales was $ 1,320,203, or 86.9% of sales. The decrease of $45,867 or 3.5% is primarily associated with lower sales volume in the first fiscal quarter.

         Consolidated operating expenses (excluding depreciation) were $360,653, or 22.3% of sales, for the six months ended September 30, 2001 as compared to the six months ended September 30, 2000 in which the operating expenses were $ 463,598, or 30.5% of sales.

         Consolidated depreciation expense for the six months ended September 30, 2001 was $470. The consolidated depreciation and amortization for the six months ended September 30, 2000 was $ 470.

         The Company's subsidiary, United Textiles & Toys, Co., incurred no interest expense in the six months ended September 30, 2001, as compared to $19,326 in the six months ended September 30, 2000. The recognition of interest expense in 2000 was the result of an assessment by the State of New York on late filed payroll tax returns in prior years.

         The Company wrote off its investment in Play Co. Toys and Entertainment Co. ("Play Co.") and recognized a loss of $528,000 during the current fiscal quarter.

         For the six months ended September 30, 2001, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $538,525 or $.18 per common share. For the six months ended September 30, 2000, the Company reported a restated consolidated net income of $ 256,816, or $.09 per common share.

Liquidity and Capital Resources

         At September 30, 2001, the Company reported cash and cash equivalents of $1,745, working capital of $864,784, and stockholders' equity of $2,539,995.

         At March 31 2001, the Company reported cash and cash equivalents of $7,516, working capital of $1,806,222, and stockholders' equity of $3,068,520.

         For the six months ended September 30, 2001, consolidated operating activities used $131,837 as compared to the three months ended September 30, 2000 in which $544,549 was used by operating activities.

          Consolidated investing activities provided $528,000 during the six months ended September 30, 2001 as compared to providing $42,572 during the six month ended September 30, 2000. The primary reason for the increase was the Company's write off of its investment in Play Co.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Consolidated financing activities used funds of $401,934 during the three months September 30, 2001 as compared to a use of $474,236 in funds during the three months ended September 30, 2000. The primary elements in the use of financing funds was the repayment to affiliates.

The Company entered into a consulting agreement with Feng Shui Consulting Inc., whereby Feng Shui for a fee of $10,000 will provide business consulting to the Company. As consideration for these services, the Company issued 150,000 shares of it common stock as payment for these services.

As a result of these operating and financing activities, the company reported a consolidated decrease in cash of $5,771 for the three months ended September 30, 2001.

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

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this amended report to be signed on its behalf, thereunto duly authorized as of the 21st day of November 2001.


                                         MULTIMEDIA CONCEPTS INTERNATIONAL, INC.


                                            By:      /s/ Ilan Arbel
                                                         Ilan Arbel,
                                                         Chief Executive Officer
                                                         and President