Form 10QSB
period 2001-12-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2002-02-19
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

         State the number of shares of each of the issuer's classes of common equity outstanding as of the latest practicable date: Common Stock, $0.001 per share: 3,155,000 shares outstanding as of February 19, 2001.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS

                                                                                                                    Page Number
     PART I.                                                FINANCIAL INFORMATION

     Item 1.         FINANCIAL STATEMENTS

                     Consolidated Balance Sheets as of December 31, 2001 (unaudited)
                     and March 31, 2001                                                                                        2

                     Consolidated Statements of Operations (unaudited)
                     for the three and nine months ending December 31, 2001 and December 31, 2000                              4

                     Consolidated Statements of Cash Flows (unaudited)
                     for the nine months ended December 31, 2001 and December 31, 2000                                         5

                     Notes to Financial Statements (unaudited)                                                                 6

     Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS                    9



            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 2001 and March 31, 2001



                                                                     Dec. 31,       March 31,
                                                                      2001            2001
                                                                  -----------    -----------
                                     ASSETS

   CURRENT ASSETS:
  Cash and cash equivalents ...................................   $       275    $     7,516
  Accounts receivable .........................................          --          559,420
  Advances to supplier ........................................     1,094,661        890,661
  Prepaid expenses and other current assets ...................         3,746          5,689
  Investment in affiliate (Note 5) ............................          --          528,000
                                                                  -----------    -----------

          Total current assets ................................     1,098,682      1,991,286
                                                                  -----------    -----------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................        72,789         72,789
  Accumulated depreciation on furniture, fixtures and equipment       (70,507)       (69,802)
                                                                  -----------    -----------
  Furniture, fixtures and equipment - Net .....................         2,282          2,987
                                                                  -----------    -----------

OTHER ASSETS:
Due from affiliates ...........................................     1,162,892        901,960
Advances to equity affiliate ..................................       140,000        140,000
Deposits and other assets .....................................        22,771         28,961
                                                                  -----------    -----------
          Total other assets ..................................     1,325,663      1,070,921
                                                                  -----------    -----------

          Total assets ........................................   $ 2,426,627    $ 3,065,194
                                                                  ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 2001 and March 31, 2001



                                                                                   Dec. 31,      March 31,
                                                                                     2001          2001
                                                                                -----------    -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ............................................................   $    63,432    $    45,989
Accrued expenses and other current liabilities ..............................       114,762        139,075
                                                                                -----------    -----------

     Total current liabilities ..............................................       178,194        185,064
                                                                                -----------    -----------

          Total liabilities .................................................       178,194        185,064
                                                                                -----------    -----------

MINORITY INTERST IN SUBSIDIARIES (Note 3) ...................................      (199,798)      (188,390)
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 40,000,000 shares authorized; 3,155,000 shares issued and outstanding at December 31, 2001 and
    3,005,000 shares issued and outstanding at March 31, 2001 respectively ..         3,155          3,005
  Additional paid-in capital ................................................     5,861,855      5,852,005
  Retained earnings (Deficit) ...............................................    (3,416,779)    (2,786,490)
                                                                                -----------    -----------

          Total stockholders' equity ........................................     2,448,231      3,068,520
                                                                                -----------    -----------

          Total liabilities and stockholders' equity ........................   $ 2,426,627    $ 3,065,194
                                                                                ===========    ===========







     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Three Months          For the Nine months
                                                                   Ended                          Ended
                                                        --------------------------    --------------------------
                                                          Dec. 31,        Dec. 31,      Dec. 31,       Dec. 31,
                                                             2001           2000          2001           2000
                                                        -----------    -----------    -----------    -----------

REVENUES, net sales .................................   $    25,000    $   504,162    $ 1,642,294    $ 2,023,249
Cost of sales .......................................        11,754        207,754      1,286,090      1,527,957
                                                        -----------    -----------    -----------    -----------
Gross profit ........................................        13,246        296,408        356,204        495,292
  Operating expenses:
  Operating expenses ................................       108,548        124,776        469,201        588,374
  Depreciation expense ..............................           235            235            705            705
                                                        -----------    -----------    -----------    -----------
          Total operating expenses ..................       108,783        125,011        469,906        589,079
                                                        -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS) .............................       (95,537)       171,397       (113,702)       (93,787)
                                                        -----------    -----------    -----------    -----------

OTHER INCOME
  Interest and other income .........................             3            302              5          2,881
                                                        -----------    -----------    -----------    -----------

INTEREST EXPENSE:
Interest and finance charges ........................          --             --             --           19,326
                                                        -----------    -----------    -----------    -----------
          Total interest expense ....................          --             --             --           19,326
                                                        -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE LOSS ON INVESTMENT IN
AFFILIATED COMPANY AND MINORITY INTERESTS

                                                            (95,534)       171,699       (113,697)      (110,232)

Loss on investment in affiliated company (Note 5)
                                                               --             --         (528,000)          --
                                                        -----------    -----------    -----------    -----------

LOSS  BEFORE MINORTIY INTERESTS
                                                            (95,534)       171,699       (641,697)      (110,232)

 Minority interests (Note 3) ........................         3,770          6,692         11,408         31,808
                                                        -----------    -----------    -----------    -----------

NET INCOME (LOSS) ...................................   $   (91,764)   $   178,391    $  (630,289)   $   (78,424)
                                                        ===========    ===========    ===========    ===========

Basic and diluted income (loss) per common Share
                                                        $     (.029)   $      .059    $     (.204)   $     (.026)
                                                        ===========    ===========    ===========    ===========

Weighted average number of common shares  Outstanding
                                                          3,155,000      3,005,000      3,088,333      3,005,000
                                                        ===========    ===========    ===========    ===========



     The accompanying notes are an integral part of these consolidated financial statements

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                                Nine months Ended
                                                                          --------------------------
                                                                             Dec. 31,      Dec. 31,
                                                                              2001           2000
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................   $  (630,289)   $   (78,424)
                                                                          -----------    -----------

Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization
                                                                                  705            705
   Minority interests in net losses of subsidiaries ...................       (11,408)       (31,808)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable .........................       559,420        556,591
   (Increase) decrease in advances to supplier ........................      (204,000)      (153,516)
   (Increase) decrease in prepaid expenses and other current assets ...         1,943           --
   (Increase) decrease in deposits and other assets ...................         6,190           --
   Increase (Decrease) in accounts payable ............................        17,443       (899,003)
   Increase (Decrease) in accrued expenses and liabilities ............       (24,313)        41,566
                                                                          -----------    -----------

          Total adjustments ...........................................       345,980       (485,465)
                                                                          -----------    -----------

          Net cash provided by operating activities ...................      (284,309)      (563,889)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Write down of investment in affiliated company (Note 5) .............       528,000          7,050
                                                                          -----------    -----------
  Net cash provided form investing activities .........................       528,000          7,050
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock ............................................        10,000           --
  Loans and advances-affiliates .......................................      (260,932)      (550,733)
                                                                          -----------    -----------

          Net cash provided by financing activities ...................      (250,932)      (550,733)
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH .......................................        (7,241)    (1,107,572)
                                                                          -----------    -----------
Cash, beginning of period .............................................         7,516      1,109,166
                                                                          -----------    -----------

Cash, end of period ...................................................           275    $     1,594
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid .........................................................   $      --      $      --
                                                                          ===========    ===========

Taxes paid ............................................................   $      --      $    16,841
                                                                          ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)



NOTE 1 -          BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for more complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and the results of its operations for the three months ended December 31, 2001 and are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the Company's Annual report on Form 10-KSB for the twelve months ended March 31, 2001, as filed with the Securities and Exchange Commission.



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

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)



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

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)




NOTE 5 -          INVESTMENT IN PLAY CO.:

                  In 1997, the Company acquired 803,070 shares of Play Co.'s Series E convertible preferred stock. These shares were acquired from an affiliated company as repayment for outstanding loans made to that company by Multimedia. In April 2000, the company converted these preferred shares into Play Co. common stock at the conversion rate of one share of preferred for six shares of common stock. As a result of this conversion, the Company at April 2000 owned 4,818,420 shares of Play Co.'s common stock. Prior to December 31, 2001, the Company held a 10.3% minority interest in Play Co. As this investment in Play Co. amounts to less than 20%, the Company has accounted for this investment on the "cost basis" method. The Company did not exercise control over Play Co. Play Co. filed for Chapter 11 protection on March 28, 2001. In August 2001 the case was converted to a Chapter 7 filing, consequently the Company has written off its investment as of September 30, 2001 and recognized a loss of $528,000 on this investment.


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

Three months ended December 31, 2001 compared to three months ended December 31, 2000

Consolidated sales for the three months ended December 31, 2001 were $25,000 Consolidated sales for the three months ended December 31, 2000 were $504,162. The decrease of $479,162 or 95% is primarily due to a decrease in orders in the third fiscal quarter from the Company's primary customer, as a result of the slow down in the economy and the tragic events of September 11, 2001.

Consolidated cost of sales for the three months ended December 31, 2001 was $11,754, or 47% of sales, as compared to the three months ended December 31, 2000 in which the cost of sales was $207,754, or 41% of sales. The decrease of $196,000 or 94% is primarily associated with the decrease in sales for the quarter.

Consolidated operating expenses (excluding depreciation expense) as of December 31, 2001 were $108,548 or 434% of sales compared to the quarter ended December 31, 2000 in which the operating expenses were $124,776 or 25% of sales. The decrease is due to the Company's attempt to control expenses.

Consolidated depreciation expense for the three months ended December 31, 2001 was $235. The consolidated depreciation and amortization expense included in the operating expenses for the three months ended December 31, 2000 was $235.

For the three months ended December 31, 2001, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $91,764, or $(.029) per common share. For the three months ended December 31, 2000, the Company reported a restated consolidated net income of $178,391 or $.059 per common share.

Nine months ended December 31, 2001 compared to the nine months ended December 31, 2000

Consolidated sales for the nine months ended December 31, 2001 were $1,642,294. Consolidated sales for the nine months ended December 31, 2000 were $2,023,249. The decrease of $380,955 or 19% is primarily due to a decrease in sales during the third fiscal quarter related to the Company's primary customer, as a result of the slow down in the economy and the tragic events of September 11, 2001.

Consolidated cost of sales for the nine months ended December 31, 2001 was $1,286,090, or 78% of sales, as compared to the nine months ended December 31, 2000 in which the cost of sales was $1,527,957, or 76% of sales. The decrease of $241,867 or 16% is primarily associated with lower sales volume in the third fiscal quarter.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Consolidated operating expenses (excluding depreciation) were $469,201, or 36% of sales, for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 in which the operating expenses were $588,374, or 29% of sales.

Consolidated depreciation expense for the nine months ended December 31, 2001 was $705. The consolidated depreciation and amortization for the nine months ended December 31, 2000 was $705.

The Company's subsidiary, United Textiles & Toys, Co., incurred no interest expense in the nine months ended December 31, 2001, as compared to $19,326 in the nine months ended December 31, 2000. The recognition of interest expense in 2000 was the result of an assessment by the State of New York on late filed payroll and corporate tax returns in prior years.

The Company wrote off its investment in Play Co. Toys and Entertainment Co. ("Play Co.") and recognized a loss of $528,000 during the second fiscal quarter.

For the nine months ended December 31, 2001, subsequent to the adjustment for the minority interest in the net loss of subsidiaries, the Company reported a consolidated net loss of $630,289 or $(.204) per common share. For the nine months ended December 31, 2000, the Company reported a restated consolidated net loss of $78,424, or $(.026) per common share.

Liquidity and Capital Resources

At December 31, 2001, the Company reported cash and cash equivalents of $275, working capital of $920,488, and stockholders' equity of $2,448,231.

At March 31 2001, the Company reported cash and cash equivalents of $7,516, working capital of $1,806,222, and stockholders' equity of $3,068,520.

For the nine months ended December 31, 2001, consolidated operating activities used $284,309 as compared to the three months ended December 31, 2000 in which $563,889 was used by operating activities.

Consolidated investing activities provided $528,000 during the nine months ended December 31, 2001 as compared to providing $7,050 during the six month ended December 31, 2000. The primary reason for the increase was the Company's write off of its investment in Play Co.

Consolidated financing activities used funds of $250,932 during the three months December 31, 2001 as compared to a use of $550,733 in funds during the three months ended December 31, 2000. The primary elements in the use of financing funds was the repayment to affiliates.

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

As a result of these operating, investing and financing activities, the company reported a consolidated decrease in cash of $7,241 for the nine months ended December 31, 2001 and a decrease of 1,107,572 for the nine months ended December 31, 2000.

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