Form 10KSB
period 2002-03-31
MULTIMEDIA CONCEPTS INTERNATIONAL INC
filed 2002-07-15
CIK 948070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

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

The Registrant's revenues for its fiscal year ended March 31, 2002 were $1,941,261.

The aggregate market value of the voting stock on July 12, 2002, (consisting of Common Stock, par value $0.01 per share) held by non-affiliates was approximately $17,730 based upon the closing price for such Common Stock on said date ($0.01), as reported by a market maker. On such date, there were 6,454,808 shares of Registrant's Common Stock outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Multimedia Concepts International, Inc. (the "Company") is a Delaware corporation which was organized in June 1994 under the name U.S. Food Corporation. The Company changed its name to American Eagle Holdings Corporation in April 1995 and then to its present name in June 1995. The Company was formed initially as a holding company for the purpose of forming an integrated clothing design, manufacturing, and distribution operation. It is currently, in principle, a holding company for its wholly-owned operating subsidiary, U.S. Apparel Corp., a New York corporation ("USAC"). The Company's other subsidiary, U.S. Biomedical Corp (formerly United Textiles & Toys Corp.) ("U.S. Biomedical") ceased all operating activities in 1998. The Company and its subsidiaries are hereinafter referred to in the aggregate as the "Company" except as otherwise required for clarity.

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

Structure of the Company

The Company owns 3,571,429 (or 78.5%) of the shares of U.S. Biomedical common stock and 100% of the shares of USAC.

The following chart depicts the Company's ownership structure as of March 31, 2002:


                     Multimedia Concepts International, Inc.
                                     (78.5%)


                             ||               \\
                             \/                \\
                         (78.5%)               (100%)
                                            U.S. Apparel Corp.
                U.S. Biomedical Corp.

U.S. Biomedical Corp.

On January 2, 1998, the Company was issued 3,571,429 shares of common stock of U.S. Biomedical, at a price of $0.28 per share ($0.01 above the closing price on December 31, 1997) in repayment of a $1 million loan made by the Company to U.S. Biomedical. U.S. Biomedical is a company of which the Company's chief executive officer, president and a director is also chief executive officer, president and a director. In addition, such two entities share certain other executive officers and board members. As a result of the transaction, the Company became the parent of U.S. Biomedical, owning 78.5% of its outstanding shares of the common stock.

On June 6, 2002, the Company entered into an Agreement with U.S. Biomedical and European American Capital Corp. ("EACC"). Pursuant to the terms of the Agreement, EACC acquired 3,299,080 shares of common stock of the Company in exchange for the release by EACC of a debt in the amount of $230,986.59 owed by U.S. Biomedical to EACC (the "Debt"). In consideration for the issuance of the 3,229,080 shares of common stock, U.S. Biomedical entered into a promissory note whereby it agreed to pay to the Company the amount of $239,986.59. Due to Mr. Arbel's position as an executive officer and/or director and/or his direct or beneficial ownership interest in each of the companies involved in this transaction, each of the companies are under the common control of Mr. Arbel.

U.S. Biomedical is a Delaware corporation which was organized in March 1991 and commenced operations in October 1991. It formerly designed, manufactured, and marketed a variety of lower priced women's dresses, gowns, and separates (blouses, camisoles, jackets, skirts, and pants) for special occasions and formal events. In April 1998, U.S. Biomedical ceased all operating activities.

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

Marketing and Sales

Sales to K-Mart accounted for 100% of USAC's revenues for the years ended March 31, 2002 and March 31, 2001. USAC bills its clients on a net 30-day basis. Late or non-payment could cause material adverse effects on USAC's cash flow and operations, especially since all of USAC's sales for the past two fiscal years have been to one customer.

USAC does not sell on consignment and does not accept return of products other than imperfect goods or goods shipped in error. Imperfect goods are generally replaced with new, conforming goods. USAC believes that a key feature of its business is its ability to design, manufacture, and sell low cost garments which are similar in style and appearance to more expensive garments.

Work in Progress; Backlog

A significant portion of USAC's sales are generated from short term purchase orders placed on an as-needed basis. USAC typically manufactures its products upon receipt of orders from its customers and generally delivers goods within four weeks of receipt of an order. USAC generally manufactures approximately 10% more goods than is ordered by customers in anticipation of reorders from customers. Information relative to open purchase orders at any date may be materially affected by, among other things, the timing of recording of orders and shipments. Accordingly, the Company does not believe that the amount of its unfilled orders at any time is meaningful. At March 31, 2002, USAC had no unfilled purchase orders.

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

Employees

As of July 12, 2002, the Company, including USAC, had two executive officers and no employees.

ITEM 2. PROPERTIES

The Company currently occupies office space at 1385 Broadway, Suite 814, New York, New York 10018. Such facilities are provided to the Company on a rent-free basis by USAC, a wholly-owned subsidiary of the Company. The lease agreement, dated June 29, 1999, entered into by USAC calls for a base monthly rent of $2,904.00 monthly or $34,848.00 per annum through the conclusion of the lease on June 29, 2002. USAC is presently in negotiations with its landlord to extend its lease for an additional two years. No agreement has of yet been finalized. USAC is continuing to pay rennet at the monthly rent of $2,904.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material litigation and is not aware of any threatened litigation that would have a material adverse affect on its business. Neither the Company's officers, directors, affiliates, nor owners of record or beneficially of more than five percent of any class of the Company's Common Stock is a party to any material proceeding adverse to the Company or has a material interest in any such proceeding adverse to the Company or its subsidiary except for the following:

In August 2001, the United States Attorney's Office for the Eastern District of New York of the United States District Court issued an indictment against Ilan Arbel and eleven other individuals. The indictment charged Mr. Arbel with violations related to the issuance, sale and purchase of securities, including the securities of the Company. Specifically, Mr. Arbel was named in 13 counts of a 51-count indictment. Mr. Arbel was charged with one count of conspiracy to commit securities fraud; two counts of securities fraud; one count of conspiracy to commit money laundering; one count of conspiracy to engage in unlawful monetary transactions; and eight counts of money laundering. Mr. Arbel has pled not guilty and intends to vigorously contest the allegations and he believes that the allegations are without merit. An unfavorable resolution of the matter could adversely impact the value of the Company's securities, and could prevent Mr. Arbel from rendering services to, or continuing his affiliation with the Company.

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

                                                 Common Stock
           Calendar Period                   Low              High

               2000

  01/01/00 - 03/31/00                              0.38             1.38
  04/01/00 - 06/30/00                              0.11             0.69
  07/01/00 - 09/30/00                              0.06             0.14
  10/01/00 - 12/31/00                              0.05             0.09

               2001

  01/01/01 - 03/01/01                              0.02             0.50
  04/01/01 - 07/1/01                               0.05             0.41
  07/01/01 - 09/30/01                              0.39             0.03
  10/01/01 - 12/31/01                              0.08             0.04

               2002

  01/01/02 - 03/31/02                              0.07             0.02
  04/01/02 - 06/30/02                              0.03             0.01


----------------------------------    --------------    -------------

As of July 12, 2002, there were approximately 66 holders of record of the Company's Common Stock, although the Company believes that there are additional beneficial owners of shares of Common Stock held in street name. As of June 7, 2002, the number of outstanding shares of the Company's Common Stock was 6,454,808.

Recent Sales of Unregistered Securities

On June 6, 2002, the Company entered into an Agreement with U.S. Biomedical and European American Capital Corp. ("EACC"). Pursuant to the terms of the Agreement, EACC acquired 3,299,080 shares of common stock of the Company in exchange for the release by EACC of a debt in the amount of $230,986.59 owed by U.S. Biomedical to EACC (the "Debt"). In consideration for the issuance of the 3,229,080 shares of common stock, U.S. Biomedical entered into a promissory note whereby it agreed to pay to the Company the amount of $239,986.59. Due to Mr. Arbel's position as an executive officer and/or director and/or his direct or beneficial ownership interest in each of the companies involved in this transaction, each of the companies are under the common control of Mr. Arbel. Such issuance was made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

On August 21, 2001, the Company issued 150,000 shares of common stock to Feng Shui Consulting Inc. for consulting services valued at an aggregate of $10,000. Such issuance was made pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

The Company sold no other unregistered securities during the fiscal year ended March 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements contained in this report which are not historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company's business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased raw material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income , and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company's control.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes which provide additional information concerning the Company's financial activities and condition.

a.       Principles of Consolidation:

                      The consolidated financial statements include the accounts of the Company, its subsidiaries (U.S. Apparel and U.S. Biomedical, Corp. (Formerly United Textiles & Toys, Corp)). All material intercompany balances and transactions have been eliminated in consolidation.

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



j.       Net Loss Per Share

                      The Company adopted the provisions of SFAS No. 128, Earnings Per Share, which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the years ended March 31, 2002 and March 31, 2001, there were no items of potential dilution that would impact on the computation of diluted earnings per share.

k.       Impairment of Long-Lived Assets:

                      SFAS No. 121, Accounting for the Impairment of long-lived Assets and long-lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity by reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable. The Company adopted SFAS No. 121. There were no long lived assets impairments recognized by the company for the years ended March 31, 2002 and March 31, 2001.

l.       Effect of New Accounting Pronouncements:

                      In December 1999, the Securities and Exchange
                      Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies are in accordance with SAB No. 101.

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

         The following table summarizes certain selected financial data and is qualified in its entirety by the more detailed financial statements contained elsewhere in this document:

                                                              March 31,                  March 31,

                                                                 2002                      2001
  Balance Sheet Data:

  Working capital (Deficit)                              $        (168,769)                 $   271,291

  Total assets                                                    3,844,693                   4,600,125

  Total current liabilities                                       1,514,618                   1,719,995

  Long-term obligations                                                -                     -

  Stockholders' equity                                            2,533,193                   3,068,520

  Operating data:

  Net sales                                                       1,941,261                   3,179,771

  Cost of sales                                                   1,452,015                   2,080,866

  Total operating expenses                                          521,307                     751,062

  Net income (loss)                                              $  545,327)                $   358,866

  Income (loss) per common share                                       (.18)                       .12

  Weighted average shares outstanding                             3,105,000                   3,005,000

Results of Operations

         In May 1998, the Company's Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st.

         The consolidated financial statements contained herein for the years ended March 31, 2002 and the year ended March 31, 2001 in this document reflect the operations of the Company's wholly-owned subsidiary, U.S. Apparel Corporation ("USAC"), and the Company's 78.5% owned subsidiary U.S. Biomedical Corp. (Formerly United Textiles & Toys Corp.).

     For the year ended March 31, 2002 compared to the year ended March 31, 2001

         Consolidated net sales for the year ended March 31, 2002 were $1,941,261. This represented a decrease of $1,238,510, or 39% over net sales of $3,179,771 for the year ended March 31, 2001. The net decrease was due to the general slow down of the economy.

         Consolidated cost of sales was $1,452,015 for the year ended March 31, 2002 as compared to $2,080,866 for the year ended March 31, 2001. This represented a decrease of $628,851 or 30%. The decrease can be attributed to the cost associated with lower sales volume.

         Consolidated operating expenses (total operating expenses less depreciation and amortization) were $520,367 for the year ended March 31, 2002 as compared to $750,122 for the year ended March 31, 2001. This represented a decrease of $229,755 or 31%. The decrease can be attributed to the Company's attempt to better control expenses.

         Depreciation and amortization expense in the years ended March 31, 2002 and March 31, 2001 was $940.

         For the year ended March 31, 2002, subsequent to the adjustment for the minority interest in the net loss of U.S. Biomedical Corp. (Formerly United Textiles & Toys Corp.), the Company reported consolidated net loss of $545,327 or $.18 per common share. For the year ended March 31, 2001, subsequent to the minority interest adjustment, the Company reported consolidated net income of $358,866 or $.12 per common share.

Liquidity and Capital Resources

         At March 31, 2002 consolidated working capital deficit was $168,769 as compared to a working capital of $271,291 as of March 31, 2001. This change in consolidated working capital was largely due to the write-off the investment in an affiliate, Play Co. Toys & Entertainment Corp. ("Play Co.") during the year ended March 31, 2002.

         In 1997, the Company acquired 803,070 shares of Play Co.'s Series E convertible preferred stock. These shares were acquired from an affiliated company as repayment for outstanding loans made to that company by Multimedia. In April 2000, the company converted these preferred shares into Play Co. common stock at the conversion rate of one share of preferred for six shares of common stock. As a result of this conversion, the Company at April 2000 owned 4,818,420 shares of Play Co.'s common stock. Prior to December 31, 2001, the Company held a 10.3% minority interest in Play Co. As this investment in Play Co. amounts to less than 20%, the Company has accounted for this investment on the "cost basis" method. The Company did not exercise control over Play Co. Play Co. filed for Chapter 11 protection on March 28, 2001. In August 2001 the case was converted to a Chapter 7 filing, consequently the Company has written off its investment as of September 30, 2001 and recognized a loss of $528,000 on this investment. See Note 11 to the Financial Statements.

         For the year ended March 31, 2002, consolidated operating activities used $496,767 as compared to the year ended March 31, 2001 in which $775,821 was used by operating activities. The decrease in the use of funds from operating activities was due mainly to a reduction in accounts payable payments.


         The Company provided $538,000 in investing activities for the year ended March 31, 2002 as compared to a usage of $42,552 for the year ended March 31, 2001. The increase is due primarily to the write-off of the investment in subsidiary account.

         Consolidated financing activities used funds of $48,228 during the year ended March 31, 2002 as compared to a generation of $368,381 in funds during the year ended March 31, 2001.
Liquidity and Capital Resources (continued)

         The primary elements in the use of financing funds was the repayment to officer offset by additional advances from affiliates.

         As a result, consolidated net cash decreased $6,995 from $7,516 at March 31, 2001 to $521 at March 31, 2002.

                              For the year ended March 31, 2001 compared to the
year ended March 31, 2000

         Consolidated net sales for the year ended March 31, 2001 were $3,179,771. This represented a decrease of $1,011,237, or 47% over net sales of $2,168,534 for the year ended March 31, 2000. The net increase was due to an increase in orders from the Company's principal customer.

         Consolidated cost of sales was $2,080,866 for the year ended March 31, 2001 as compared to $1,527,970 for the year ended March 31, 2000. This represented an increase of $552,896 or 36%. The increase can be attributed to the cost associated with a higher sales volume.

         Consolidated operating expenses (total operating expenses less depreciation and amortization) were $750,122 for the year ended March 31, 2001 as compared to $638,879 for the year ended March 31, 2000. This represented an increase of $111,243 or 17.4%. The increase can be attributed to an increase in travel and promotion costs to generate more sales.

         Depreciation and amortization expense in the year ended March 31, 2001 was $940 as compared to $645 in the year ended March 31, 2000. This represented an increase of $295.

         For the year ended March 31, 2001, subsequent to the adjustment for the minority interest in the net loss U.S. Biomedical Corp. (Formerly United Textiles & Toys Corp.), the Company reported consolidated net income of $358,866 or $.12 per common share. For the year ended March 31, 2000, subsequent to the minority interest adjustment, the Company reported a restated consolidated net loss of $73,931 or $.02 per common share.

                   AMENDMENT TO THE ARTICLES OF INCORPORATION

         The Company is proposing an amendment to the Certificate of Incorporation. This proposal will be submitted to stockholders in July 2002. The Company is proposing to increase the number of authorized shares of Common Stock from 40,000,000 to 50,000,000, to authorize the creation of 50,000,000 shares of "blank check" preferred stock and to change the Company's name from Multimedia Concepts International, Inc. to International Land & Resort, Inc. The Company currently has authorized capital stock of 40,000,000 shares and approximately 6,454,808 shares of Common Stock are outstanding as of the Record Date. The Board believes that the increase in authorized common shares would provide the Company greater flexibility with respect to the Company's capital structure for such purposes as additional equity financing, and stock based acquisitions. The Company anticipates that the "blank check" preferred stock will be designated into classes as deemed appropriate by the Company in the future.
Change of the Company's Name

        The amendment to the Company's Articles of Incorporation will change the Company's name from Multimedia Concepts International, Inc. to International Land & Resort, Inc. The Company is changing its name to International Land & Resort, Inc. in anticipation of potentially merging with a company in the land development and resort fields.

Increase In Authorized Common Stock

         The terms of the additional shares of Common Stock will be identical to those of the currently outstanding shares of Common Stock. However, because holders of Common Stock have no preemptive rights to purchase or subscribe for any unissued stock of the company, the issuance of additional shares of common Stock will reduce the current stockholders' percentage ownership interest in the total outstanding shares of Common Stock. This amendment and the creation of additional shares of authorized common stock will not alter the current number of issued shares. The relative rights and limitations of the shares of Common Stock will remain unchanged under this amendment.

         As of the Record Date, a total of 6,454,808 shares of the Company's currently authorized 40,000,000 shares of Common Stock are issued and outstanding. The increase in the number of authorized but unissued shares of Common Stock would enable the Company, without further stockholder approval, to issue shares form time to time as may be required for proper business purposes, such as raising additional capital for ongoing operations, business and asset acquisitions, stock splits and dividends, present and future employee benefit programs and other corporate purposes.

         The proposed increase in the authorized number of shares of Common Stock could have a number of effects on the Company's stockholders depending upon the exact nature and circumstances of any actual issuances of authorized but unissued shares. The increase could have an anti-takeover effect, in that additional shares could be issued (within limits imposed by applicable law) in one or more transactions that could make a change in control or takeover of the Company more difficult. For example, additional shares could be issued by the Company so as to dilute the stock ownership or voting rights of persons seeking to obtain control of the Company. Similarly, the issuance of additional shares to certain persons allied with the Company's management cold have the effect of making it more difficult to remove the Company's current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. The Board of Directors is not aware of any attempt, or contemplated attempt, to acquire control of the Company, and this proposal is not being presented with the intent that it be utilized as a type of anti-takeover device.

         There are currently no planed, arrangements, commitments or understandings for the issuance of the additional shares of Common Stock which are proposed to be authorized.

         Stockholders do not have any preemptive or similar rights to subscribe for or purchase any additional share of Common Stock that may be issued in the future, an therefore, future issuances of Common Stock may, depending on the circumstances, have a dilutive effect on the earnings per share, voting power and other interests of the existing stockholders.

Creation Of Blank Check Preferred Stock

         The amendment to the Company's Certificate of Incorporation, as amended, will create 15,000,000 authorized shares of "blank check" preferred stock.

         The term " blank check" refers to preferred stock, the creation and issuance of which is authorized in advance by the stockholders and the terms, rights and features of which are determined by the board of directors of the Company upon issuance. The authorization of such blank check preferred stock would permit the Board of Directors to authorize and issue preferred stock from time to tome in one or more series.

         Subject to the provisions of the Company's Certificate of Amendement and Certificate of Incorporation and the limitations prescribed by law, the board of directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The board of directors would be required to make any determination to issue shares of preferred stock based on its judgement as to the best interests of the Company and its stockholders. The board of directors is seeking stockholder approval of an amendment to the Articles of Incorporation which would give the board of directors flexibility, without further stockholders action, to issue preferred stock on such terms and conditions as the board of directors deems to be in the best interests of the Company and its stockholders.

         The amendment will provide the Company with increased financial flexibility in meeting future capital requirements by providing another type of security in addition to its Common Stock, as it will allow preferred stock to be available for issuance from time to time and with such features as determined by the board of directors for any proper corporate purpose. It is anticipated that such purpose may include exchanging preferred stock for Common Stock and, without limitation, may include the issuance for cash as a means of obtaining capital for use by the Company, or issuance as part or all of the consideration required to be paid by the Company for acquisitions of other businesses or assets.

         Any issuance of preferred stock with voting rights could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company by increasing thee number of outstanding shares entitled to vote and by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of the Company.

         Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise. The ability of the board of directors to issue such additional shares of preferred stock, with the rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result form such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the board of directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

         While the amendment may have anti-takeover ramifications, the board of directors believes that the financial flexibility offered by the amendment outweighs any disadvantages. To the extent that the amendment may have anti-takeover effects, the amendment may encourage persons seeking to acquire the Company to negotiate directly with the board of directors enabling the board of directors to consider the proposed transaction in a manner that best serves the stockholders' interests.

         The Company has no present plans. Arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

Additionally, the Company will propose to the stockholders for authorization to effect a Reverse Stock Split pursuant to which each five currently outstanding shares of Common Stock (the "Old Shares") would be automatically converted into one share of Common Stock (the "New Shares"). The reason for the Reverse Stock Split is to increase the per share stock price. The Company believes that if it is successful in generating interest among such entities, it is anticipated that the shares of its Common Stock would have greater liquidity and a stronger investor base.
 No assurance can be given, however, that the market price of the New Shares will rise in proportion to the reduction in the number of outstanding shares resulting from the reverse Stock Split. The New Shares issued pursuant to the Reverse Stock Split will be fully paid and non-assessable. All New Shares will have the same par value, voting rights and other rights as Old Shares. Stockholders of the Company do not have preemptive rights to acquire additional shares of Common Stock, which may be issued.

The one for five Reverse Stock Split is being effectuated by reducing the number of issued and outstanding shares at the ratio of 5 for 1. This is in addition to increasing the number of authorized shares of Common Stock of the Company from 40,000,000 to 600,000,000. Accordingly, as a result of the Reverse Stock Split and the increase in the number of authorized shares of Common Stock, the Company will have 598,709,038 authorized unissued shares, which shares may be issued in connection with acquisitions or subsequent financings. There can be no assurance that the Company will be successful in making any such acquisitions or obtaining any such financings. In addition, the Reverse Stock Split has potentially dilutive effects on each of the shareholders. Each of the shareholders may be diluted to the extent that any of the authorized but unissued shares are subsequently issued.

The Reverse Stock Split will not alter any shareholder's percentage interest in the Company's equity, except to the extent that the Reverse Stock Split results in any of the Company's shareholders owning a fractional share. In lieu of issuing fractional shares, the Company will issue to any shareholder who otherwise would have been entitled to receive a fractional share as a result of the Reverse Split an additional full share of its common stock.
 The principal effects of the Reverse Stock Split will be that the number of shares of Common Stock issued and outstanding will be reduced from 6,454,808 to approximately 1,290,962 and the Company's stated capital will be reduced by approximately $5,200 and its additional paid-in capital will be increased by approximately $5,200.

In addition, commencing with the effective date of the Reverse Stock Split, all outstanding options entitling the holders thereof to purchase shares of the Company's common stock will entitle such holders to receive, upon exercise of their options, one-fifth of the number of shares of the Company's common stock which such holders may purchase upon exercise of their options. In addition, commencing on the effective date of the Reverse Stock Split, the exercise price of all outstanding options will be increased fivefold.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

The following table sets forth the names, ages, and titles of all directors and officers of the Company:




Name                       Age                        Position

Ilan Arbel                 50                         Chief Executive Officer, President, and Director

Rivka Arbel                49                         Vice President and Director

Allean Goode               70                         Secretary and Treasurer

Yair Arbel                 54                         Director


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

Ilan Arbel was the president, secretary, and a director of the Company from inception until June 12, 1995. He was reelected a director in August 1995 and chief executive officer and president in May 1996. Mr. Arbel has been the president, chief executive officer, and a director of U.S. Biomedical since 1991. Mr. Arbel was the president, chief executive officer, and a director of America Toys, Inc. (now known as U.S. Wireless Corp.) ("Atoys") from February 1993 until July 1993 at which time he resigned as president thereof. In March 1995, Mr. Arbel was reelected president of Atoys, a position he held, with his directorship, until July 1996. Since its inception, in February 1997, Mr. Arbel has been the president, chief executive officer and a director of USAC. From May 1993 to April 1997, Mr. Arbel was a director of Play Co. Toys & Entertainment Corp. ("Play Co."), a Delaware Corporation (from June 1994 until his April 1997 resignation, he was chairman). Since 1989, he has been the sole officer and director of Europe America Capital Corp., a company involved in investment and finance in the United States and Europe. Since 1996, Mr. Arbel has been the president and a director of USSC. Since 1993, he has been the president of European Ventures Corp., a company involved in investments and finance in the United States and Europe. Mr. Arbel studied economics and business administration for four years at the University Bar Ilan in Israel.

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

In August 2001, the United States Attorney's Office for the Eastern District of New York of the United States District Court issued an indictment against Ilan Arbel and eleven other individuals. The indictment charged Mr. Arbel with violations related to the issuance, sale and purchase of securities, including the securities of Multimedia. Specifically, Mr. Arbel was named in 13 counts of a 51-count indictment. Mr. Arbel was charged with one count of conspiracy to commit securities fraud; two counts of securities fraud; one count of conspiracy to commit money laundering; one count of conspiracy to engage in unlawful monetary transactions; and eight counts of money laundering. Mr. Arbel has pled not guilty and intends to vigorously contest the allegations and he believes that the allegations are without merit. An unfavorable resolution of the matter could adversely impact the value of the Company's securities, and could prevent Mr. Arbel from rendering services to, or continuing his affiliation with the Company.

Rivka Arbel has been a director of the Company since June 12, 1995 and was elected as vice president of the Company in May 1996. In October 1996, Mrs. Arbel resigned as an officer of the Company. Mrs. Arbel was re-elected as vice president in May 1997. From 1992 to present, Mrs. Arbel has been a director of U.S. Biomedical and from 1995 to present, Mrs. Arbel has been vice president. Since 1986, Mrs. Arbel has been president and a director of Amigal, Ltd., a producer of men's and women's wear in Israel. Mrs. Arbel is the wife of Yair Arbel.

Allean Goode has been Secretary and Treasurer of the Company since March
1998. Ms. Goode has been secretary, treasurer, and a director of U.S. Biomedical since September 1992. Ms Goode was assistant secretary of U.S. Biomedical from May 1993 until approximately May 1995. From 1991 until September 1992, Ms. Goode acted as an independent contractor performing bookkeeping services for U.S. Biomedical. Ms. Goode was secretary, treasurer, and a director of Atoys from February 1993 until July 1996. From 1981 until 1991, Ms. Goode was employed as office manager and bookkeeper of Via West Sportswear, a New York based manufacturer of sportswear.

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

No person (a "Reporting Person") who during the fiscal year ended March 31, 2002 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of equity securities of the Company registered under ss.12 of the Securities Exchange Act of 1934), failed to file on a timely basis reports required by ss.16 of the Act during the most recent fiscal year, except USSC and Mr. Ilan Arbel who may be deemed to be the beneficial owner of shares owned by USSC and other entities. See "Security Ownership of Certain Beneficial Owners and Management." The foregoing is based solely upon a review by the Company of (i) Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(e) under the Act, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) any representation received by the Company from any reporting person that no Form 5 is required, except as described herein.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary of Cash and Certain Other Compensation

The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded or paid by the Company during the years ended March 31, 2002, 2001, and 2000 to the named executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                             Long-Term Compensation

                                                                                      Awards                       Payouts
                                                                                                Securities
                                                                                Restricted      Underlying             All Other
                                                                              Stock Award(s)     Options/     LTIP    Compen-sation
                                                                                    ($)            SARs       Payouts         ($)
Name and Principal          Year      Salary    Bonus(#) ($)  Other Annual
Position                                                      Compen-sation
Ilan Arbel
  President,  CEO,
 And Director             2002           --         --              --             --             --            --            --
                          2001           --         --              --             --             --            --            --
                          2000           --         --              --             --             --            --            --

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

In May 1996, the Company entered into an employment agreement with Ilan Arbel, for a period of five years. Pursuant thereto, Mr. Arbel became the president and chief executive officer of the Company. At such time, the Company and Mr. Arbel agreed to increase the option price to purchase the warrants described above to $1.90 per warrant, payable either in cash or other securities, whereupon Mr. Arbel owed the difference between the price he paid for warrants he had purchased previously ($0.04) and this new purchase price ($1.90). In October 1997, the Company and Mr. Arbel agreed to increase the option price to purchase the warrants to $2.50 per warrant, payable either in cash or other securities. The term "securities" was defined as any debt or equity security or convertible security, the underlying security of which is traded on either a national securities exchange or on the Nasdaq Stock Market. The price for which the securities could be exchanged to reduce the debt was 50% of the average bid price of the securities or the underlying securities of a convertible security, for a period of ninety days ending five days prior to the exchange. The employment agreement provides that no other compensation or remuneration be paid to Mr. Arbel during its term. As parial payment of the debt, Mr. Arbel, through certain affiliates, transferred to the Company an aggregate of 803,070 shares of Play Co. Series E preferred stock, each share of which is convertible into six shares of Play Co. common stock at the option of the holder, subject to holding periods. In April 2000, the Company converted these preferred shares into Play Co. Common Stock at the conversion rate of one share of preferred for six shares of Play Co. Common Stock. In March 2001, Play Co. filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In August 2001, the case was converted to a chapter 7 filing, consequently the Company has written off its as of September 30, 2001 and recognized a loss of $528,000 on this investment.

In April 1999, USAC entered into a verbal consulting agreement with Yu Jin International, Inc. ("Yu Jin") pursuant to which Yu Jin oversees the day to day production of garments and operating activities of USAC's subcontractor. In accordance with the terms of the aforesaid agreement, USAC remitted $171,120 to Yu Jin during the fiscal year ended March 31, 2002.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's outstanding Common Stock as of March 31, 2002, by (i) each beneficial owner of 5% or more of the Company's Common Stock, (ii) each of the Company's executive officers, directors, and key employees, and (iii) all executive officers, directors, and key employees as a group:

               Name and Address                       Number of Shares             Percent of Common Stock
            of Beneficial Owner(1)                  Beneficially Owned(1)           Beneficially Owned(2)

Ilan Arbel                                                   --                              --

Yair Arbel                                                   --                              --

Rivka Arbel                                                  --                              --

Officers and Directors as a Group
3 persons)                                                   --                              --


(1) Unless otherwise indicated, the address for each listed director or officer is c/o Multimedia Concepts International, Inc. 1385 Broadway, Suite 814, New York, New York 10018. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. For the purposes of this table, a person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 31, 2002 through the exercise of any option or warrant. Shares of Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days are deemed outstanding for computing the ownership percentage of the person holding such options or warrants, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 3,005,000 shares of common stock outstanding as of March 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 20, 1998, U.S. Stores Corp. ("USSC"), a company which was incorporated on November 10, 1997, acquired 1,465,000 shares of the Company's Common Stock of which 1,339,000 shares were acquired from European Ventures Corp., a company in which Ilan Arbel is an officer and director, in a private sale. After this transaction, taking into account Common Stock owned by USSC prior to such transactions, USSC held an aggregate of 1,868,000 shares of the Company's Common Stock, or 62.2% of the outstanding shares, effectively making the Company a subsidiary of USSC. As of December 31, 2001, USSC sold its entire interest in the Company's Common Stock. U.S. Stores' interest were sold to numerous individual investors, none of whom acquired a significant interest in the Company.

On June 6, 2002, the Company entered into an Agreement with U.S. Biomedical and European American Capital Corp. ("EACC"). Pursuant to the terms of the Agreement, EACC acquired 3,299,080 shares of common stock of the Company in exchange for the release by EACC of a debt in the amount of $230,986.59 owed by U.S. Biomedical to EACC (the "Debt"). In consideration for the issuance of the 3,229,080 shares of common stock, U.S. Biomedical entered into a promissory note whereby it agreed to pay to the Company the amount of $239,986.59. Due to Mr. Arbel's position as an executive officer and/or director and/or his direct or beneficial ownership interest in each of the companies involved in this transaction, each of the companies are under the common control of Mr. Arbel.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K



(a) The following financial statements of the Company are included as Part II, Item 8:

         Report of Independent Certified Public Accountant                                       F-1
         Consolidated Balance Sheets as of  March 31, 2002 and March 31, 2001                    F-2
         Consolidated Statements of Operations for the years ended March 31, 2002
         and March 31, 2001                                                                      F-4
         Consolidated Statement of Changes in Stockholders' Equity for the years
         ended March 31, 2002 and March 31, 2001                                                 F-5
         Consolidated Statements of Cash Flows for the years ended March 31, 2002
         and March 31, 2001                                                                      F-6
         Notes to Financial Statements                                                           F-8

(b) During its last fiscal 2002 quarter, the Company filed no Forms 8-K.

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



3.1                  Certificate of Incorporation of the Company
3.2                  Amendment to Certificate of Incorporation of the Company, filed in May 1995
3.3                  Second Amendment to Certificate of Incorporation of the Company, filed in June 1995
3.5                  By-Laws of the Company
3.8(a)               Second Amendment to Certificate of Incorporation of the Company, filed in June 1996
3.9                  Certificate of Incorporation of U.S. Apparel  Corp.
4.1                  Specimen Common Stock Certificate.
10.1                 The Company Senior Management Incentive Plan.
10.2                 Agreement dated June 6, 2002 entered by and between U.S. Biomedical Corp., Multimedia
                     Concepts International, Inc. and European American Capital Corporation. (filed herewith).

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended the Registrant has caused this report to be signed on its behalf, thereunto duly authorized as of the 12th day of July 2002.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.





By:      /s/ Ilan Arbel
             Ilan Arbel, Chief Executive
             Officer and President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Ilan Arbel                                       Chief Executive Officer         July 12, 2002
Ilan Arbel                                           President and Director              Date


/s/ Rivka Arbel                                      Director                        July 12, 2002
Rivka Arbel                                                                              Date

/s/ Yair Arbel                                       Director                        July 12, 2002
Yair Arbel                                                                               Date


                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES



                                TABLE OF CONTENTS

                        March 31, 2002 and March 31, 2001


                                                                                                Page

Report of Independent Certified Public Accountant                                                F-1

Consolidated Financial Statements:

         Consolidated Balance Sheets as of March 31, 2002 and March 31,
         2001 (restated)                                                                         F-2

         Consolidated Statements of Operations for the year ended March 31,
          2002 and the  year ended March 31, 2001                                                F-4

         Consolidated Statement of Changes in Stockholder's Equity for
         the year ended  March 31, 2002 and the year ended March 31, 2001                        F-5

         Consolidated Statements of Cash Flows for the year ended March 31,
          2002 and the year ended March 31, 2001 (restated)                                      F-6

Notes to Financial Statements                                                                    F-8

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


         Board of Directors
         Multimedia Concepts International, Inc.

         We have audited the accompanying consolidated balance sheets of Multimedia Concepts International, Inc. as of March 31, 2002 and March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended March 31, 2002 and the year ended March 31, 2001.

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

         In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Multimedia Concepts International, Inc. at March 31, 2002 and March 31, 2001, and the result of its operations and its cash flows for the year ended March 31, 2002 and the year ended March 31, 2001 in conformity with generally accepted accounting principles.


         Melville, New York
         June 11, 2002

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2002 and March 31, 2001

                                                                    March. 31,     March 31,
                                                                       2002          2001
                                                                  -----------    -----------
                                                                                 (Restated)
                                                                                  (Note 9)
                                     ASSETS

   CURRENT ASSETS:
  Cash and cash equivalents (Note 3c) .........................   $       521    $     7,516
  Accounts receivable .........................................       246,921        559,420
  Advances to supplier ........................................     1,094,661        890,661
  Inventories (Note 3d) .......................................          --             --
  Prepaid expenses and other current assets ...................         3,746          5,689
  Investment in affiliate (Note 11) ...........................          --          528,000
                                                                  -----------    -----------

          Total current assets ................................     1,345,849      1,991,286
                                                                  -----------    -----------

FURNITURE, FIXTURES AND EQUIPMENT
  Furniture, fixtures and equipment ...........................        72,789         72,789
  Accumulated depreciation on furniture, fixtures and equipment       (70,742)       (69,802)
                                                                  -----------    -----------
  Furniture, fixtures and equipment - Net .....................         2,047          2,987
                                                                  -----------    -----------

OTHER ASSETS:
Due from affiliates ...........................................     2,334,026      2,436,891
Advances to equity affiliate ..................................       140,000        140,000
Deposits and other assets .....................................        22,771         28,961
                                                                  -----------    -----------
          Total other assets ..................................     2,496,797      2,605,852
                                                                  -----------    -----------

          Total assets ........................................   $ 3,844,693    $ 4,600,125
                                                                  ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 2002 and March 31, 2001


                                                                                     March 31,        March 31,
                                                                                       2002             2001
                                                                                    -----------    -----------
                                                                                                    (Restated)
                                                                                                     (Note 9)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ................................................................   $    21,668    $    45,989
Accrued expenses and other current liabilities ..................................       109,112        139,075
Due to officer ..................................................................       531,876        688,256
Due to affiliated company .......................................................       851,962        846,675
                                                                                    -----------    -----------

     Total current liabilities ..................................................     1,514,618      1,719,995
                                                                                    -----------    -----------

          Total liabilities .....................................................     1,514,618      1,719,995
                                                                                    -----------    -----------

MINORITY INTERST IN SUBSIDIARIES ................................................      (203,118)      (188,390)
                                                                                    -----------    -----------

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 40,000,000 shares authorized;
   3,155,000 shares issued and outstanding at March 31, 2002 and 3,005,000 shares
  issued and outstanding at March 31, 2001 respectively .........................         3,155         3,005

  Additional paid-in capital ....................................................     5,861,855      5,852,005
  Retained earnings (Deficit) ...................................................    (3,331,817)    (2,786,490)
                                                                                    -----------    -----------

          Total stockholders' equity ............................................     2,533,193      3,068,520
                                                                                    -----------    -----------

          Total liabilities and stockholders' equity ............................   $ 3,844,693    $ 4,600,125
                                                                                    ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                 Year Ended
                                                                            March 31,     March 31,
                                                                              2002          2001
                                                                                         (Restated)
                                                                                          (Note 9)

Net sales ............................................................   $ 1,941,261    $ 3,179,771
                                                                         -----------    -----------

Cost of sales ........................................................     1,452,015      2,080,866
                                                                         -----------    -----------

Gross profit .........................................................       489,246      1,098,905
                                                                         -----------    -----------
Operating expenses:
     Operating expenses ..............................................       520,367        750,122
     Depreciation and amortization ...................................           940            940
                                                                         -----------    -----------

               Total operating expenses ..............................       521,307        751,062
                                                                         -----------    -----------

               Operating  income (loss) ..............................       (32,061)       347,843
                                                                         -----------    -----------
               Other income:
                          Interest and other income ..................             6          2,984

               Other expenses:
                          Interest expense ...........................          --          (19,326)
                                                                         -----------    -----------
Income (loss)  before loss on investment in affiliated company and
  Minority interests .................................................       (32,055)       331,501

Loss on investment in affiliated company  (Note 11) ..................      (528,000)          --
                                                                         -----------    -----------
Loss before minority interests .......................................      (560,055)

   Minority interest in net (loss) of consolidated subsidiary (Note 5)
                                                                              14,728         37,124
                                                                         -----------    -----------

Income (loss) before taxes ...........................................      (545,327)       368,625

Provision for income taxes ...........................................          --            9,759
                                                                         -----------    -----------

Net income ...........................................................   $  (545,327)   $   358,866
                                                                         ===========    ===========

Calculation of basic and diluted common share and share equivalents:

Basic and diluted loss per common share and share equivalents ........   $      (.18)   $       .12
                                                                         ===========    ===========

Weighted average number of common shares outstanding .................     3,105,000      3,005,000
                                                                         ===========    ===========

     The accompanying notes are an integral part of these consolidated financial statements

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                 AND SUBSIDIARY

                        STATEMENT OF STOCKHOLDERS' EQUITY
              For the Years Ended March 31, 2002 and March 31, 2001






                                                   Shares               Common Stock               Paid-in              Accumulated
                                                 Outstanding               Amount                  Capital                Deficit
                                              ------------------    ---------------------     ------------------     ---------------

  Balance, March 31, 2000                             3,005,000        $    3,005                    $5,852,005        $ (3,145,356)

  Net loss for the year ended
     March 31, 2001                                                                                                         358,866
                                              ------------------    ---------------------     ------------------     ---------------

  Balance, March 31, 2001                             3,005,000            3,005                      5,852,005          (2,786,490)

  Issuance of 150,000 shares per
  Consulting agreement (Note 12)                        150,000                 150                       9,850

  Net income for the year ended
     March 31, 2002                                                                                                        (545,327)
                                              ------------------    ---------------------     ------------------     ---------------
                                                      3,155,000        $    3,155                    $5,861,855         $(3,331,817)


     The accompanying notes are an integral part of these consolidated financial statements

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                                                  Year Ended
                                                                             March 31,    March 31,
                                                                                2002         2001
                                                                                         (Restated)
                                                                                          (Note 9)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................   $  (545,327)   $   358,866
                                                                          -----------    -----------

Adjustments to reconcile net loss to cash (used) provided for operating activities:
   Depreciation and amortization ......................................           940            940
   Minority interests in net losses of subsidiaries ...................       (14,728)       (37,124)
Changes in assets and liabilities:
   (Increase) decrease in accounts receivable .........................       312,499         (2,829)
   (Increase) decrease in advances to supplier ........................      (204,000)      (156,345)
   (Increase) decrease in Merchandise inventories .....................          --             --
   (Increase) decrease in prepaid expenses and other current assets ...         1,943           --
   (Increase) decrease in deposits and other assets ...................         6,190           --
   Increase (Decrease) in accounts payable ............................       (24,321)      (949,650)
   Increase (Decrease) in accrued expenses and liabilities ............       (29,963)        10,321
                                                                          -----------    -----------

          Total adjustments ...........................................        48,560     (1,134,687)
                                                                          -----------    -----------

          Net cash provided by operating activities ...................      (496,767)      (775,821)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of common stock  (Note 12) ...................................        10,000           --
Write down of investment in affiliated company ........................       528,000         42,552
                                                                          -----------    -----------

          Net cash provided by (used for) investing activities ........   $   538,000    $    42,552
                                                                          -----------    -----------


     The accompanying notes are an integral part of these consolidated financial statements

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           Increase (Decrease) in Cash

                                                                                                             Year Ended
                                                                                                ------------------------------------
                                                                                                  March 30,             March 31,
                                                                                                     2002                 2001
                                                                                                ---------------     ----------------
                                                                                                                       (Restated)
                                                                                                                        (Note 9)


      CASH FLOWS FROM FINANCING ACTIVITIES:
      Due to officer                                                                               $ (156,380)      $       318,573
        Loans and advances-affiliates                                                                108,152               (686,954)
                                                                                                ---------------     ----------------


                Net cash provided by financing activities                                             (48,228)             (368,381)
                                                                                                ---------------     ----------------

      NET INCREASE (DECREASE) IN CASH                                                                  (6,995)           (1,101,650)
                                                                                                ---------------     ----------------
      Cash, beginning of period                                                                         7,516             1,109,166
                                                                                                ---------------     ----------------

      Cash, end of period                                                                       $          521      $         7,516
                                                                                                ===============     ================

      Supplemental disclosure of cash flow information:
      Interest paid                                                                             $         -         $            -
                                                                                                ===============     ================
      Taxes paid                                                                                $         -         $        30,483
                                                                                                ===============     ================

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

                  In January 2, 1998, the Company acquired 3,571,429 shares of the outstanding common stock of U.S. Biomedical Corp. (Formerly United Textiles and Toys, Corp.), (U.S. Biomedical) a company of which the Company's President is also President, Chief Executive Officer, and a Director. The issuance of these shares was at a price of $.28 per share ($.01 above the closing price on December 31, 1997) representing payment for $1,000,000 loaned to U.S. Biomedical by the Company. As a result of this transaction, the Company owns 78.5% of the outstanding shares of common stock of U.S. Biomedical, effectively making U.S. Biomedical a subsidiary of the Company.

                  U.S. Biomedical is a company that was engaged in the design, manufacturing, and marketing of a variety of lower priced women's dresses, gowns, and separates for special occasions and formal events.

                  In March 1998, U.S. Biomedical, having sustained continuous losses, discontinued operating activities.

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

                         Affiliates Under Common Control
                    Name of Entity and Nature of Affiliation


                  The following chart graphically depicts the Company's ownership structure at March 31, 2002 for those entities under common control:

                    Multimedia Concepts International, Inc.
                        ||                              |\
                      (78.5%)                         (100%)
                U.S. Biomedical Corp.           U.S. Apparel
                Formerly United Textiles
                & Toys Corp.


NOTE 2.  BASIS OF PRESENTATION:

                  In May 1998, the Company's Board of Directors voted to change the end of the Company's fiscal year from September 30th to March 31st.


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a.       Principles of Consolidation:

                    The consolidated financial statements include the accounts of the Company, its subsidiaries (U.S. Apparel and U.S. Biomedical Corp. (Formerly United Textiles & Toys Corp.)). All material intercompany balances and transactions have been eliminated in consolidation.

            MULTIMEDIA CONCEPTS INTERNATIONAL, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)


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

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)


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

j.       Net Loss Per Share

                      The Company adopted the provisions of SFAS No. 128, Earnings Per Share, which requires the disclosure of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss), by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is similar in calculation except that the weighted average number of common shares is increased to reflect the effects of potential additional shares that would result from the exercise of stock options or other convertible instruments. For the years ended March 31, 2002 and March 31, 2001, there were no items of potential dilution that would impact on the computation of diluted earnings per share.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):


k.       Impairment of Long-Lived Assets:

                      SFAS No. 121, Accounting for the Impairment of long-lived Assets and long-lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity by reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an assets may not be recoverable. The Company adopted SFAS No. 121. There were no long lived assets impairments recognized by the company for the years ended March 31, 2002 and March 31, 2001.

l.       Effect of New Accounting Pronouncements:

                      In December 1999, the Securities and Exchange
                      Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which summarizes certain of the staff's views on revenue recognition. The Company's revenue recognition policies are in accordance with SAB No. 101.


NOTE 4.  INVESTMENT BY U.S. STORES CORP.:

                  On January 20, 1998, U.S. Stores acquired 1,465,000 shares of the Company's common stock. U.S. Stores was incorporated on November 10, 1997. The Company's President is also President and Director of U.S. Stores.

                  In December 2001, U.S. Stores divested its ownership interest in the Company. The Shares were sold to numerous individual investors, none of whom acquired a significant interest in the Company.


NOTE 5.  MINORITY INTEREST IN SUBSIDIARIES:

                  The Company owns a majority interest (78.5%) in U.S. Biomedical (Formerly United Textiles & Toys Corp.). The minority interest liability represents the minority shareholders' portion (21.5%) of U.S. Biomedical's (Formerly United Textiles & Toys Corp.) equity at March 31, 2002.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.  FIXED ASSETS:

                  Fixed assets consisted of the following:

                                                                                            March 31,           March 31,
                                                                                              2002                 2001
                                                                                         ----------------    -----------------

                  Furniture, fixtures and equipment                                      $     72,789               $  72,789

                  Less: Accumulated depreciation                                                (70,742)               69,802
                                                                                         ----------------    -----------------
                  Furniture, fixtures and equipment - Net                                $       2,047               $  2,987
                                                                                         ================    =================

NOTE 7.           INCOME TAXES

                  The components of the deferred tax assets and liabilities are as follows:


                                                                                  March 31,            March 31,
                                                                                    2002                  2001
                                                                              ------------------    -----------------
         Deferred tax assets:

         Net operating loss carryforwards                                        $5,345,395         $  5,293,446
                                                                              ------------------    -----------------

         Gross deferred tax assets                                                5,345,395            5,293,446

         Deferred tax liabilities:

         State income taxes                                                        (495,631)            (214,597)
                                                                              ------------------    -----------------

         Net deferred tax assets before valuation allowances                      4,849,764            5,078,849

         Valuation allowance                                                     (4,849,764)          (5,078,849)
                                                                              ------------------    -----------------

         Net deferred tax assets                                              $           0         $          0
                                                                              ==================    =================

                           At March 31, 2002 and March 31, 2001, the Company
                  established a 100% valuation allowance for the net deferred tax assets, as management could not determine that it was more likely than not that the deferred tax assets could be realized. The change in valuation allowance amounted to $229,085 for the year ended March 31, 2002.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7.           INCOME TAXES (CONTINUED)

                  As of March 31, 2002, the Company has available Federal net operating loss carryforwards (NOLS) totaling approximately $5,2933,446 which expire at various times through September 30, 2011 and $51,949 which expire at various times through September 2016. For State and local purposes, the Company has available NOLS For Federal and State tax purposes, the Company's tax year ends on September 30th. approximating $5,259,742 which expire at various times through September 30, 2011.

                  Utilization of the NOLS may be limited pursuant to Internal Revenue Code Section 382 should significant changes to the existing ownership of the Company occur.

                  A reconciliation of Income taxes computed at the Federal statutory rate as compared to income tax expense at the effective income tax rate is as follows:

                                                                                   March 31,            March 31,
                                                                                      2002                2001
                                                                                -----------------    ----------------

                  Federal statutory income tax (benefit) rate                            (34.0)%             (34.0)%

                  State tax benefit, net of Federal liability                            (12.2)%             (12.2)%

                  Net change in  valuation allowance                                       46.2%               46.2%

                  Effective income tax (benefit) rate                                     ( - )%              ( - )%


NOTE 8.           COMMITMENTS AND CONTINGENCIES

                  Operating Leases:

                    The Company, until June 1999, occupied space at 1410 Broadway, New York, NY where it shared office space with U.S. Biomedical (Formerly United Textiles & Toys Corp.) and U.S. Apparel. It vacated these premises and relocated along with United Textiles and U.S. Apparel to 1385 Broadway, New York, NY. U.S. Apparel is the prime tenant on the lease and has allowed the Company and U.S. Biomedical (Formerly United Textiles & Toys Corp.) to occupy space on a rent-free basis.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.           COMMITMENTS AND CONTINGENCIES

                  Operating Leases: (continued)

                  The lease agreement dated June 29, 1999, entered into by U.S. Apparel called for a base monthly rent of $2,813.25 or $33,759.00 per annum through June 2001 and $2,904.00 monthly or $34,848.00 per annum through the conclusion of the lease, which ends June 29, 2002.

                  U.S. Apparel was obligated under this lease through June 29, 2002.0

                  U.S. Apparel is presently in negotiations with his landlord to extend the lease for an additional two years No agreement has of yet been finalized. U.S. Apparel is continuing to pay rent at the monthly rate of $2,904.

                  The rental expense for the year ended March 31, 2002 for this lease was $37,421.


NOTE 9.  RESTATEMENT OF AMOUNTS PREVIOUSLY REPORTED

                  The financial statement for the year ended March 31, 2001 contain restatements and reclassifications of amounts previously reported.


NOTE 10. LITIGATION INVOLVING THE COMPANY'S PRESIDENT

                  In August 2001, the United States Attorney's Office for the Eastern District of New York of the United States District Court issued an indictment against the Company's president Ilan Arbel and eleven other individuals. The indictment charged Mr. Arbel with violations related to the issuance, sale and purchase of securities, including the securities of the Company.

                  Specifically, Mr. Arbel was named in 13 counts of a 51-count indictment. Mr Arbel was charged with one count of conspiracy to commit securities fraud; two counts of securities fraud; on count of conspiracy to commit money laundering; one count of conspiracy to engage in unlawful monetary transactions. And eight counts of money laundering.

                  Mr. Arbel has pled not guilty and intends to vigorously contest the allegations and he believes that the allegations are without merit. An unfavorable resolution of the matter could adversely impact the value of the Company's securities, and could prevent Mr. Arbel form rendering services to, or continuing his affiliation with the Company.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 11. INVESTMENT IN PLAY CO.

                  In 1997, the Company acquired 803,070 shares of Play Co.'s Series E convertible preferred stock. These shares were acquired from an affiliated company as a partial repayment for outstanding loans made to that company by Multimedia. In April 2000, the company converted these preferred shares into Play Co. common stock at the conversion rate of one share of preferred for six shares of common stock. As a result of this conversion, the Company at April 2000 owned 4,818,420 shares of Play Co.'s common stock. Prior to December 31, 2001, the Company held a 10.3% minority interest in Play Co. As this investment in Play Co. amounts to less than 20%, the Company has accounted for this investment on the "cost basis" method. The Company did not exercise control over Play Co. Play Co. filed for Chapter 11 protection on March 28, 2001. In August 2001 the case was converted to a Chapter 7 filing, consequently the Company has written off its investment as of September 30, 2001 and recognized a loss of $528,000 on this investment.

NOTE 12. CONSULTING AGREEMENT

                  On August 21, 2001, the Company entered into a consulting agreement with Feng Shui Consulting Inc., whereby Feng Shui for a fee of $10,000 will provide business consulting to the Company. As consideration for these services, the Company issued 150,000 shares of it common stock as payment for these services.


NOTE 13. SUBSEQUENT EVENTS

                  Amendment To The Articles Of Incorporation

                  The Company is proposing an amendment to the Certificate of Incorporation. This proposal will be submitted to stockholders in July 2002. The Company is proposing to increase the number of authorized shares of Common Stock from 40,000,000 to 50,000,000, to authorize the creation of 50,000,000 shares of "blank check" preferred stock and to change the Company's name from Multimedia Concepts International, Inc. to International Land & Resort, Inc. The Company currently has authorized capital stock of 40,000,000 shares and approximately 6,454,808 shares of Common Stock are outstanding as of the Record Date. The Board believes that the increase in authorized common shares would provide the Company greater flexibility with respect to the Company's capital structure for such purposes as additional equity financing, and stock based acquisitions. The Company anticipates that the "blank check" preferred stock will be designated into classes as deemed appropriate by the Company in the future.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13. SUBSEQUENT EVENTS (CONITNUED)

                  Change of the Company's Name

                  The amendment to the Company's Articles of incorporation will change the Company's name from Multimedia Concepts International, Inc. to International Land & Resort, Inc. The Company is changing its name to International Land & Resort, Inc. in anticipation of potentially merging with a company in the land development and resort fields.

                  Increase In Authorized Common Stock

                  The terms of the additional shares of Common Stock will be identical to those of the currently outstanding shares of Common Stock. However, because holders of Common Stock have no preemptive rights to purchase or subscribe for any unissued stock of the company, the issuance of additional shares of common Stock will reduce the current stockholders' percentage ownership interest in the total outstanding shares of Common Stock. This amendment and the creation of additional shares of authorized common stock will not alter the current number of issued shares. The relative rights and limitations of the shares of Common Stock will remain unchanged under this amendment.

                  As of the Record Date, a total of 6,454,808 shares of the Company's currently authorized 40,000,000 shares of Common Stock are issued and outstanding.

                  The increase in the number of authorized but unissued shares of Common Stock would enable the Company, without further stockholder approval, to issue shares form time to time as may be required for proper business purposes, such as raising additional capital for ongoing operations, business and asset acquisitions, stock splits and dividends, present and future employee benefit programs and other corporate purposes.

                  The proposed increase in the authorized number of shares of Common Stock could have a number of effects on the Company's stockholders depending upon the exact nature and circumstances of any actual issuances of authorized but unissued shares.

                  The increase could have an anti-takeover effect, in that additional shares could be issued (within limits imposed by applicable law) in one or more transactions that could make a change in control or takeover of the Company more difficult.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13. SUBSEQUENT EVENTS (CONITNUED)

                  Increase In Authorized Common Stock (Continued)

                  For example, additional shares could be issued by the Company so as to dilute the stock ownership or voting rights of persons seeking to obtain control of the Company. Similarly, the issuance of additional shares to certain persons allied with the Company's management cold have the effect of making it more difficult to remove the Company's current management by diluting the stock ownership or voting rights of persons seeking to cause such removal. The Board of Directors is not aware of any attempt, or contemplated attempt, to acquire control of the Company, and this proposal is not being presented with the intent that it be utilized as a type of anti-takeover device.

                  There are currently no planed, arrangements, commitments or understandings for the issuance of the additional shares of Common Stock which are proposed to be authorized.

                  Stockholders do not have any preemptive or similar rights to subscribe for or purchase any additional share of Common Stock that may be issued in the future, an therefore, future issuances of Common Stock may, depending on the circumstances, have a dilutive effect on the earnings per share, voting power and other interests of the existing stockholders.

                  Creation Of Blank Check Preferred Stock

                  The amendment to the Company's Certificate of Incorporation, as amended, will create 15,000,000 authorized shares of "blank check" preferred stock.

                  The term " blank check" refers to preferred stock, the creation and issuance of which is authorized in advance by the stockholders and the terms, rights and features of which are determined by the board of directors of the Company upon issuance. The authorization of such blank check preferred stock would permit the Board of Directors to authorize and issue preferred stock from time to tome in one or more series.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13. SUBSEQUENT EVENTS (CONITNUED)

                  Subject to the provisions of the Company's Certificate of Amendement and Certificate of Incorporation and the limitations prescribed by law, the board of directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders.

                  Creation Of Blank Check Preferred Stock (Continued)

                  The board of directors would be required to make any determination to issue shares of preferred stock based on its judgement as to the best interests of the Company and its stockholders. The board of directors is seeking stockholder approval of an amendment to the Articles of Incorporation which would give the board of directors flexibility, without further stockholders action, to issue preferred stock on such terms and conditions as the board of directors deems to be in the best interests of the Company and its stockholders.

                  The amendment will provide the Company with increased financial flexibility in meeting future capital requirements by providing another type of security in addition to its Common Stock, as it will allow preferred stock to be available for issuance from time to time and with such features as determined by the board of directors for any proper corporate purpose. It is anticipated that such purpose may include exchanging preferred stock for Common Stock and, without limitation, may include the issuance for cash as a means of obtaining capital for use by the Company, or issuance as part or all of the consideration required to be paid by the Company for acquisitions of other businesses or assets.

                  Any issuance of preferred stock with voting rights could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company by increasing thee number of outstanding shares entitled to vote and by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of the Company. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13. SUBSEQUENT EVENTS (CONITNUED)

                  Creation Of Blank Check Preferred Stock (Continued)

                  The ability of the board of directors to issue such additional shares of preferred stock, with the rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result form such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the board of directors could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

                  While the amendment may have anti-takeover ramifications, the board of directors believes that the financial flexibility offered by the amendment outweighs any disadvantages. To the extent that the amendment may have anti-takeover effects, the amendment may encourage persons seeking to acquire the Company to negotiate directly with the board of directors enabling the board of directors to consider the proposed transaction in a manner that best serves the stockholders' interests.

                  The Company has no present plans. Arrangements, commitments or understandings for the issuance of additional shares of Common Stock.

                  Additionally, the Company will propose to the stockholders for authorization to effect a Reverse Stock Split pursuant to which each five currently outstanding shares of Common Stock (the "Old Shares") would be automatically converted into one share of Common Stock (the "New Shares"). The reason for the Reverse Stock Split is to increase the per share stock price. The Company believes that if it is successful in generating interest among such entities, it is anticipated that the shares of its Common Stock would have greater liquidity and a stronger investor base. No assurance can be given, however, that the market price of the New Shares will rise in proportion to the reduction in the number of outstanding shares resulting from the reverse Stock Split. The New Shares issued pursuant to the Reverse Stock Split will be fully paid and non-assessable. All New Shares will have the same par value, voting rights and other rights as Old Shares. Stockholders of the Company do not have preemptive rights to acquire additional shares of Common Stock, which may be issued.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13. SUBSEQUENT EVENTS (CONITNUED)

                  Creation Of Blank Check Preferred Stock (Continued)

                  The one for five Reverse Stock Split is being effectuated by reducing the number of issued and outstanding shares at the ratio of 5 for 1. This is in addition to increasing the number of authorized shares of Common Stock of the Company from 40,000,000 to 600,000,000.

                  Accordingly, as a result of the Reverse Stock Split and the increase in the number of authorized shares of Common Stock, the Company will have 598,709,038 authorized unissued shares, which shares may be issued in connection with acquisitions or subsequent financings. There can be no assurance that the Company will be successful in making any such acquisitions or obtaining any such financings. In addition, the Reverse Stock Split has potentially dilutive effects on each of the shareholders. Each of the shareholders may be diluted to the extent that any of the authorized but unissued shares are subsequently issued.

                  The Reverse Stock Split will not alter any shareholder's percentage interest in the Company's equity, except to the extent that the Reverse Stock Split results in any of the Company's shareholders owning a fractional share.

                  In lieu of issuing fractional shares, the Company will issue to any shareholder who otherwise would have been entitled to receive a fractional share as a result of the Reverse Split an additional full share of its common stock. The principal effects of the Reverse Stock Split will be that the number of shares of Common Stock issued and outstanding will be reduced from 6,454,808 to approximately 1,290,962 and the Company's stated capital will be reduced by approximately $5,200 and its additional paid-in capital will be increased by approximately $5,200.

                  In addition, commencing with the effective date of the Reverse Stock Split, all outstanding options entitling the holders thereof to purchase shares of the Company's common stock will entitle such holders to receive, upon exercise of their options, one-fifth of the number of shares of the Company's common stock which such holders may purchase upon exercise of their options. In addition, commencing on the effective date of the Reverse Stock Split, the exercise price of all outstanding options will be increased fivefold.

                     MULTIMEDIA CONCEPTS INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 13. SUBSEQUENT EVENTS (CONITNUED)

                  Due from Affiliated Company

                  On June 6, 2002, the Company entered into an agreement with U.S. Biomedical Corp. and European American Capital Corp. ("EACC"). Pursuant to the terms of the Agreement, EACC acquired 3,299,808 shares of common stock of U.S. Biomedical in exchange for the release by EACC of a debt in the amount of $230,987 owed by U.S. Biomedical to EACC (the "Debt").

                  In consideration for the issuance of the 3,299,808 shares of common stock, the Company entered into a promissory note whereby it agreed to pay to the Company the amount of $239,987. Due to Mr. Arbel's position as an executive officer and/or director and/or his direct or beneficial ownership interest in each of the companies involved in this transaction, each of the companies are under the common control of Mr. Arbel.

Exhibit 10.2

                                    AGREEMENT

     This Agreement is made and entered into as of June 6, 2002, by and between Multimedia Concepts International, Inc., a Delaware corporation ("MCII"), having an address at 1385 Broadway, Suite 814, New York, New York, U.S. Biomedical Corp., a Delaware corporation ("USBC"), having an address at 1385 Broadway, Suite 814, New York, New York, and European American Capital Corp., a British Virgin Island corporation ("EACC"), having an address at P.O. Box 47, Down Road Tortola, British Virgin Islands.

                                    Recitals

         WHEREAS, MCII is a publicly traded company whose common stock trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol "MMCI".

         WHEREAS, shares of MCII's Common Stock currently trade at a price of $.03 per share as reported on the OTCBB;

         WHEREAS, USBC is a publicly traded company whose common stock trades on the OTCBB under the symbol "USBH".

         WHEREAS, MCII owns 3,571,249 shares of common stock, $.001 par value per share, constituting approximately 78.5% of the issued and outstanding shares of Common Stock of USBC, and Ilan Arbel serves as an executive officer and director of USBC;

         WHEREAS, EACC is a privately held company of which Ilan Arbel is an executive officer and a director;

         WHEREAS, by virtue of Ilan Arbel's position as an executive officer and director and as a result of his beneficial ownership of shares of MCII, each of the companies are under the common control of Ilan Arbel;

         WHEREAS, USBC is currently in debt to EACC in the amount of $230,986.59 (the "Debt");

         WHEREAS, due to its current financial situation, USBC is currently unable to repay the Debt to EACC;

         WHEREAS, in lieu of payment by USBC and release by EACC of all of USBC's obligations and responsibilities owed to EACC in connection with the Debt, MCII has agreed to deliver 3,299,808 shares of Common Stock of MCII to EACC (the "Shares");

         WHEREAS, the Shares are being issued to EACC at a valuation of $.07 per share, which is $.04 above MCII's current market price of $.03 per share as reported on the OTCBB. MCII acknowledges that EACC is paying $.04 over the current market value for the Shares and that the delivery of the Shares to EACC is on terms that are more than favorable;

         WHEREAS, in consideration of the issuance of the Shares by MCII to EACC, USBC has agreed to deliver a promissory note, whereby it has agreed to pay $230,986.59 to MCII;

         NOW, THEREFORE, in consideration of the foregoing premises and representations, warranties and agreements contained herein, and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                    ARTICLE I
                                      DEBT

Section 1.1       Release of Debt

EACC hereby releases and forever discharges USBC and its officers, directors, agents, employees, successors, assigns and legal representatives from all actions, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims, demands and/or liabilities of any nature whatsoever in connection with the Debt, whether or not now known, suspected or claimed, arising on or before the date hereof, relating to any matter whatsoever, which EACC, had, now has or may claim to have now against USBC and its officers, directors, agents, employees, successors, assigns and legal representatives.

Section 1.2       Issuance of Promissory Note

In consideration of the issuance of the Shares by MCII to EACC, USBC hereby agrees to deliver a promissory note to MCII, whereby USBC promises to pay to MCII (the "Holder"), the principal sum of $230,986.59 in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts (the "Note"). USBC further promises to pay interest on the unpaid principal balance hereof at the rate of ten percent (10%) per annum, such interest to be paid annually, on the last day of each year, commencing on December 31, 2002. The principal sum is to be paid three years from the date on which the Note is dated. Interest shall be calculated on the basis of a 360 day year and actual days elapsed.

                                   ARTICLE II
                            ISSUANCE OF COMMON STOCK

2.1      Issuance and Delivery of the Shares

(a) In consideration of the release and discharge of the Debt set forth under
Section 1.1 of this Agreement, the Shares shall be delivered to EACC and consist of newly issued shares of Common Stock.

(b) The Shares to be delivered shall be fully paid and non-assessable and shall be free and clear of all liens, levies and encumbrances except that such shares shall be "restricted securities" as that term is defined pursuant to Rule 144, promulgated under the Securities Act of 1933 ("Rule 144"), as amended (the "1933 Act").

(c) MCII shall deliver certificates evidencing the Shares to EACC upon the execution of this Agreement.

2.2  Investment Intent

(a) EACC is acquiring the Shares for its own account, not as nominee or agent, for investment and not with view to, or for resale in connection with, any distribution or public offering thereof within the meaning of the 1933 Act.

(b) EACC understands: (a) that the Shares have not been registered under the 1933 Act by reason of a specific exemption therefrom, that they must be held by EACC, indefinitely, and that EACC must, therefore, bear the economic risk of such investment indefinitely, unless a subsequent disposition thereof is registered under the 1933 Act or is exempt from such registration; (b) the stock certificates representing the Shares will be endorsed with the following legend:

         "THE SECURITIES EVIDENCED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER THE 1933 ACT, OR UNLESS THE COMPANY HAS RECEIVED AN OPINION OF COUNSEL OR OTHER EVIDENCE SATISFACTORY TO THE COMPANY AND ITS COUNSEL, THAT SUCH SALE, TRANSFER, ASSIGNMENT OR HYPOTHECATION IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF THE 1933 ACT."

(c) MCII may instruct any transfer agent not to register the transfer of any of the Shares unless the conditions specified in the foregoing legend are satisfied.

(d) EACC acknowledges that it is a sophisticated investor, can bear the economic risk of its investment in the Shares, and has such knowledge and experience in financial or business matters that it is capable of evaluating the merits and risks of this transaction and the investment in the Shares.

(e) EACC further represents that it is an "accredited investor" within the meaning of SEC Rule 501 of Regulation D, as presently in effect and promulgated under the 1933 Act.


                                   ARTICLE III
                                REQUIRED ACTIONS

All actions and proceedings necessary to be taken by or on the part of MCII, USBC and EACC in connection with the transactions contemplated by this Agreement have been duly and validly taken, and this Agreement and each other agreement, document and instrument to be executed and delivered by or on behalf of MCII, USBC or EACC pursuant to, or as contemplated by, this Agreement (collectively, the "Documents") has been duly and validly authorized, executed and delivered by MCII, USBC or EACC and no other action on the part of MCII, USBC or EACC or its representatives is required in connection therewith. MCII, USBC and EACC have full right, authority, power and capacity to execute and deliver this Agreement and each other Document and to carry out the transactions contemplated hereby and thereby. This Agreement and each other Document constitutes, or when executed and delivered will constitute, the legal, valid and binding obligation of MCII, USBC or EACC, enforceable in accordance with its respective terms.


                                   ARTICLE IV
                                  MISCELLANEOUS

4.1      Notices

All notices requests, demands, waivers and other communications required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been duly given on the date if delivered personally, or upon the second business day after it shall have been deposited by certified or registered mail with postage prepaid, or upon the next business day after it shall have been deposited with a nationally recognized overnight courier such as federal express, or sent by telex, telegram or telecopier, as follows (or at such other address or facsimile number for a party as shall be specified by like notice):


           (a)      if to MCII, to it at:                       with a copy to:

                    Multimedia Concepts                         Gregory Sichenzia, Esquire
                    International, Inc.                         Sichenzia Ross Friedman Ference LLP
                    1385 Broadway, Suite 814                    1065 Avenue of the Americas
                    New York, New York 10018                    New York, NY 10018
                    Fax: (212) 391-4473                         Fax: (212) 930-9725


           (b)      if to USBC, to it at:                       with a copy to:

                    U.S. Biomedical Corp.                       Gregory Sichenzia, Esquire
                    1385 Broadway, Suite 814                    Sichenzia Ross Friedman Ference LLP
                    New York, New York 10018                    1065 Avenue of the Americas
                    Fax: (212) 391-4473                         New York, NY 10018
                                                                Fax: (212) 930-9725

           (c)       if to EACC to it at:                       with a copy to:

                       European American Capital
                       Corp.
                       P.O. Box 47, Down Road
                       Tortola
                       British Virgin Islands
                       Fax:

4.2      Assignability; Binding Effect

This Agreement shall not be assignable by any party except with the written consent of all other parties to this Agreement. This Agreement shall be binding upon and shall inure to the benefit of, the parties hereto and their respective successors and assigns.

4.3      Headings

The subject headings used in this Agreement are included for purposes of convenience only and shall not affect the construction or interpretation of any of its provisions.

4.4      Amendments; Waivers

This Agreement may not be amended or modified, nor may compliance with any condition or covenant set forth herein be waived, except by a writing duly and validly executed by MCII, USBC and EACC or, in the case of a waiver, the party or parties waiving compliance. No delay on the part of any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any waiver on the part of any party of any such right, power or privilege, or any single or partial exercise of any such right, power or privilege, preclude any further exercise thereof or the exercise of any other such right, power or privilege.

4.5      Entire Agreement

This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes and cancels any and all prior or contemporaneous arrangements, understandings and agreements between them relating to the subject matter hereof.

4.6      Severability

In the event that any provision or any portion of any provision of this Agreement shall be held to be void or unenforceable, then the remaining provisions of this Agreement (and the remaining portion of any provision held to be void or unenforceable in part only) shall continue in full force and effect.

4.7      Governing Law

This Agreement and the transactions contemplated hereby shall be governed and construed by and enforced in accordance with the laws of the State of New York, without regard to conflict of laws principles.

4.8      Counterparts

This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which shall constitute the same instrument.

4.9      Expenses

Each party shall pay its own expenses incident to the negotiation, preparation and performance of this Agreement and the transactions contemplated hereby, including all fees and expenses of its counsel and accountants for all activities of such counsel and accountants undertaken pursuant to this Agreement, whether or not the transactions contemplated hereby are consummated.

4.10     Remedies

It is specifically understood and agreed that certain breaches of this Agreement will result in irreparable injury to the parties hereto, that the remedies available to the parties at law alone will be an inadequate remedy for such breach, and that, in addition to any other legal or equitable remedies which the parties may have, a party may enforce its rights by an action for specific performance and the parties expressly waive the defense that a remedy in damages will be adequate.

4.11     Dispute Resolution

Except as provided below, the parties agree to submit disputes between them relating to this Agreement and its formation, breach, performance, interpretation and application to arbitration as follows. Each party will provide written notice to the other party of any dispute within one year of the date when the dispute first arises or occurs. If a party fails to provide such notice, recovery on the dispute will be barred. Arbitration will be conducted in New York, New York pursuant to the Rules of the American Arbitration Association ("AAA"), as modified herein. The arbitration shall be conducted by one (1) arbitrator chosen in accordance with the rules of the AAA. Unless the arbitrator finds that exceptional circumstances require otherwise, the arbitrator will grant the prevailing party in arbitration its costs of arbitration and reasonable attorneys' fees as part of the arbitration award. Either party will be entitled to receive in any court of competent jurisdiction injunctive, preliminary or other equitable relief, in addition to damages, including court costs and fees of attorneys and other professionals, to remedy any actual or threatened violation of its rights with respect to which arbitration is not required hereunder.

4.12     Third Party Rights

This Agreement is for the benefit of the parties hereto and is not entered into for the benefit of, and shall not be construed to confer any benefit upon, any other party or entity.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, MCII, USBC and EACC have caused this Agreement to be executed as of the date first above written.


Multimedia Concepts International, Inc.



By: ____________________________
Name: Ilan Arbel
Title:   President


U.S. BIOMEDICAL CORP.



By: ____________________________
Name: Ilan Arbel
Title:   President


EUROPEAN AMERICAN CAPITAL CORP.



By: ____________________________
Name:
Title: